Form 10-K
period 1993-12-31
ZENITH ELECTRONICS CORP
filed 1994-03-04
CIK 109265

- -----------------------------------------------------------------------------

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K

                      Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1993       Commission File Number 1-4115

                            Zenith Electronics Corporation
                (Exact name of registrant as specified in its charter)

                  Delaware                                     36-1996520
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                    Identification Number)

1000 Milwaukee Avenue, Glenview, Illinois                         60025
(Address of principal executive offices)                       (Zip code)

            Registrant's telephone number, including area code (708)391-7000

                Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which registered
    --------------------          ------------------------------------------
   Common Stock, $1 par value,           New York Stock Exchange
   and associated purchase rights        Chicago Stock Exchange
                                         Basel, Geneva and Zurich, Switzerland
                                         Stock Exchange

   6 1/4 % Convertible Subordinated      New York Stock Exchange
   Debentures, due 2011

          Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                          ---
Indicate by check mark whether the registrant (1) has filed all reports required to be filed of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         -----    -----

The aggregate market value of the registrant's Common Stock held by non-affiliates based on the New York Stock Exchange closing price on February 8, 1994, was $342,334,305.

As of February 8, 1994, there were 37,009,114 shares of Common Stock, par value $1 per share outstanding.

                  Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement are incorporated by reference into Part III of this report.

- -----------------------------------------------------------------------------

                        ZENITH ELECTRONICS CORPORATION

                                 FORM 10-K

                                   INDEX
                                                                   Page
                                                                  Number

PART I

    Item 1.  BUSINESS                                                3
    Item 2.  PROPERTIES                                              5
    Item 3.  LEGAL PROCEEDINGS                                       6
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     7

PART II

    Item 5.  MARKET FOR THE REGISTRANT'S COMMON
                 STOCK AND RELATED STOCKHOLDER MATTERS               7
    Item 6.  SELECTED FINANCIAL DATA                                 8
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS       8
    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            14
    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE             14

PART III

    Item 10. DIRECTORS AND EXECUTIVE OFFICERS
                  OF THE REGISTRANT                                 14
    Item 11. EXECUTIVE COMPENSATION                                 15
    Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                             15
    Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         15

PART IV

    Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K                           15

SIGNATURES                                                          21

INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS                 23

                                    PART I
ITEM 1. BUSINESS

  The company was founded in 1918 and has been a leader in consumer electronics, first in radio and later in monochrome and color television and other video products. The company's operations involve a dominant industry segment, the design, development, and manufacture of video products (including color television sets and other consumer products) along with parts and accessories for such products. These products along with purchased video cassette recorders are sold principally to retail dealers and wholesale distributors in the United States, Canada and other foreign countries. Independently owned and operated distributors sell to retail dealers who, in turn, sell to consumers. The company sells directly to retail dealers, buying groups, private label customers and the lodging, health care and rent-to-own industries.
  Also included in the company's video products business are color picture tubes that are produced for and sold to other manufacturers; video monitors which are primarily produced for and sold to computer manufacturers; and cable and subscription television products which are sold primarily to cable television operators. The company also makes power supplies and high-security electronic equipment.
   During 1993, the monochrome video monitor business was sold and the company reached an agreement (subject to certain contingencies) to sell the power supply business in early 1994.

Raw Materials
  Many materials, such as copper, plastic, steel, wood, glass, aluminum and zinc, are essential to the business. The company experienced shortages in 1993 of picture tube glass and certain other components. Shortages may possibly recur in 1994.

Patents
  The company is licensed under a number of patents which are of importance to its business, and holds numerous patents that expire at various times through 2010. The company has patents and patent applications for numerous high-definition television (HDTV) related inventions. To the extent these inventions are incorporated into the HDTV standard adopted by the Federal Communications Commission, any royalties resulting from these patents would be pooled and shared with the other participants of the Grand Alliance formed in 1993 by the company and other proponents of various HDTV systems. Non-HDTV applications of these patents could produce royalties which would accrue entirely to the company. In addition, major manufacturers of televisions and video cassette recorders agreed during 1992 to take licenses under some of the company's U.S. tuning system patents (the licenses expire in 2003).
Based on 1993 U.S. industry unit sales levels and technology, more than $20 million in annual royalty income is expected.
  While in the aggregate its patents and licenses are valuable, the business of the company is not materially dependent on them.

Seasonal Variations in Business
  Sales of the company's consumer electronics products are generally at a higher level during the second half of the year. Sales of consumer electronics products typically increase in the fall, as the summer vacation season ends and people spend more time indoors, with the new fall programming on the television networks, and during the Christmas holiday season. During 1993, 1992 and 1991, approximately 54 percent, 56 percent and 56 percent, respectively, of the company's net sales were recorded in the second half of the year and approximately 30 percent of the company's net sales were recorded in the fourth quarter of each of the three years ended December
31, 1993.

Competitive Conditions
  Competitive factors in North America include price, performance, quality, variety of products and features offered, marketing and sales capabilities, manufacturing costs, and service and support. The company believes it competes well with respect to each of these factors.
  The company's major product areas, including the color television market, are highly competitive. The company's major competitors are foreign-owned global giants, generally with greater worldwide television volume and overall resources. In efforts to increase market share or achieve higher production volumes, the company's competitors have aggressively lowered their selling prices in the past several years. Some of the company's foreign competitors have been capable of offsetting the effects of U.S. price reductions through sales at higher margins in their home markets and through direct governmental supports. During 1993, the company continued to pursue efforts to reduce unfair competition from television imports.

Research and Development
  During 1993, expenditures, net of outside funding, for company-sponsored engineering and research relating to new products and services and to improvements of existing products and services amounted to $47.8 million. Amounts expended in 1992 and 1991 were $55.4 million and $54.1 million, respectively.

Environmental Issues
  Compliance with Federal, State and local environmental protection provisions is not expected to have a material effect on capital expenditures, earnings or the competitive position of the company. Further information regarding environmental compliance is set forth under Item 3 of this report.

Number of Employees
  At the end of December 1993, the company employed approximately 22,100 people, of whom approximately 15,600 are hourly workers covered by collective bargaining agreements. Approximately 4,400 of the company's employees are located in the Chicago, Illinois area, of whom approximately 2,800 are represented by unions. Approximately 16,700 of the company's employees are located in Mexico, of whom approximately 12,400 are represented by unions. Mexican labor contracts expire every two years and wages are renegotiated annually. The company believes that its relations with its employees are good.

Financial Information about Foreign and Domestic Operations and Export Sales
  The North American Free Trade Agreement (NAFTA), which took effect on January 1, 1994, will significantly reduce duty costs in 1994 and beyond. This should improve the company's ability to compete against Asian imports in North America and is expected to increase sales of the company's color television receivers in Mexico and Canada and color picture tube production in the U.S. Since the passage of the NAFTA, the company has added more than 300 U.S. jobs that are directly related to increased demand for U.S. picture tubes.
  Information regarding foreign operations is included in "Note Five - Geographic Segment Data" on page 36 of this report. Export sales are less than 10% of consolidated net sales.
  The company's product lines are dependent on the continuing operations of the company's manufacturing and assembly facilities located in Mexico.

ITEM 2. PROPERTIES

  The company utilizes a total of approximately 6.7 million square feet for manufacturing, warehousing, engineering and research, administration and distribution, as described below. In addition, the company owns 95 acres of vacant land adjacent to its Glenview, Illinois headquarters, which is available for sale.


                                                                Square Feet
    Location                   Nature of Operation             (in millions)
- -------------------     -------------------------------------   ------------
Domestic:
- -------------------
Chicago, Illinois       Six  locations - production of color        2.7 (1)
(including suburban     picture tubes; parts and service; engi-
 locations)             neering and research, marketing and
                        administration activities; and assembly
                        of electronic components

Springfield, Missouri   Production of plastic cabinets for          1.0 (2)
                        color television and other plastic
                        parts; and warehouses and
                        distribution

McAllen, El Paso and    Four locations - warehouses                  .2
 Brownsville, Texas;
 Douglas, Arizona

Various                 Nine locations - domestic distribution       .2

Foreign:
- -------------------
Mexico                 Fourteen manufacturing and warehouse         2.4 (3)
                       locations - sub-assembly production
                       of television chassis, tuners, wooden
                       television cabinets and other components and final assembly of color television, color video monitors and cable products;
                       and assembly of power supplies

Canada                 Three locations - distribution of             .2
                       consumer electronics products

Taiwan                 One location - purchasing office               -
                                                                   -------
             Total                                                  6.7
                                                                   =======

(1) The company owns a 500,000 square foot warehouse in Northlake, Illinois of which 100,000 square feet is used for storage (included in the above table) with the remainder leased to another company (not included in the above table). A contract is currently pending to sell the entire facility to this lessee and to thereafter vacate that portion currently occupied by the company.

(2) The company owns a 400,000 square foot warehouse in Springfield, Missouri which is being leased to another company and as such is not included in the above table. A contract is currently pending to sell the entire 1.7 million square foot facility to this lessee and to leaseback that portion the company is currently utilizing. The company expects to vacate this space by mid - 1995.

(3) The company owns, and has offered for sale or lease, 230,000 square feet of manufacturing and warehousing space in Chihuahua, Mexico. Currently this space is not being utilized by the company and as such is not included in the above table.

  The company's facilities are suitable and adequate to meet current and anticipated requirements. Substantially all of the total square footage of property used is owned by the company.

ITEM 3.  LEGAL PROCEEDINGS

The company is involved in various legal actions, environmental matters, patent claims, and other proceedings relating to a wide range of matters that are incidental to the conduct of its business. The company believes, after reviewing such matters with the company's counsel, that any liability which may ultimately be incurred with respect to these matters is not expected to have a material effect on either the company's consolidated financial position or results of operations.
  The company and other potentially responsible parties have completed negotiations with the United States and the State of Indiana with respect to settlement of certain natural resources claims for environmental damage that were not disposed of in settlement of the so-called Midco environmental litigation at Gary, Indiana. On March 26, 1993, the company signed the Amendment to Consent Decree and the Midco Natural Resources Participation Agreement. The company's share of the settlement was approximately
$100,000 which was paid during 1993.
  On April 27, 1993, the U.S. Environmental Protection Agency sent written notices to all potentially responsible parties, advising the parties of the EPA's proposed plan of remediation at the American Chemical Services site near Griffith, Indiana. The EPA notified the parties that they would be expected to make a good faith offer to perform the remedial action and thereafter to negotiate and enter into a consent decree with the agency. The EPA estimates that the cost of remedial action could range from $38 to $64 million, depending upon the type of remedy actually needed to effect the cleanup. The company is alleged to have contributed less than one-tenth of one percent of the hazardous waste identified at the site. The company and other de minimus waste generators intend to seek a separate de minimus settlement with the EPA.
  In October 1989, the EPA filed a civil action against certain generator and owner/operator defendants under CERCLA seeking reimbursement for its response costs in connection with an environmental cleanup at a site located at Collegeville, Pennsylvania. One of the original defendants to the EPA case brought a third party action for contribution against a number of third party defendants, including Ford Electronics and Refrigeration Corporation ("FERCO"). FERCO is now seeking $600,000 in contribution from the company on the ground that FERCO is being held liable in part because it hauled certain waste from the company's former Lansdale, Pennsylvania picture tube plant. The claim is now under investigation.
  Numerous lawsuits against major computer and peripheral equipment manufacturers are pending in the U.S. District Court, Eastern District of New York, the U.S. District Court of New Jersey as well as in the New
York State courts. These lawsuits seek several billion dollars in damages from various defendants for repetitive stress injuries claimed to have been caused by the use of word processor equipment. The company has been named as a defendant in sixteen of these cases which relate to keyboards allegedly manufactured by the company for its former subsidiary, Zenith Data Systems Corporation. Plaintiffs in the company's cases seek to recover
$22 million actual and $230 million punitive damages from the company.
The company believes it has meritorious defenses to the cases.
  In April, 1993, a group of 47 plaintiffs, individually and on behalf of certain minors and decedents, filed suit in the District Court of Cameron County, Texas against 130 defendants, including the company's subsidiaries, Zenith Electronics Corporation of Texas and Electro Partes de Matamoros,
S.A. de C.V., alleging that plaintiffs suffered injuries or death as a result of defendants' negligence, negligent design for and implemented practices of managing, handling, storage, transportation, utilization and disposal of toxic compounds. Plaintiffs seek judgment for actual and exemplary damages against defendants, jointly and severally, in an unspecified amount. The company's two subsidiaries filed answers denying the material allegations of the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of 1993, through the solicitation of proxies or otherwise.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

  The New York Stock Exchange is the principal United States market in which the company's common stock is traded. The number of stockholders of record was 16,636 as of February 18, 1994. No dividends were paid to stockholders during the two years ended December 31, 1993.

 The high and low price range by quarter for the past two years is listed below:


 Quarter Ended             High         Low
- -----------------         ------       ------
March 28, 1992            11-1/8       7-1/4
June 27, 1992              9-3/8       6-3/4
September 26, 1992         8           6-1/8
December 31, 1992          7           5

April 3, 1993              8-3/8       5-7/8
July 3, 1993              10-1/2       6-1/2
October 2, 1993            8-3/8       6-1/4
December 31, 1993          8-1/8       6-1/4


ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data


In millions, except
per share amounts                  1993      1992      1991      1990      1989
- -------------------------------------------------------------------------------
Results of operations:
 Net sales.................... $1,228.2  $1,243.5  $1,321.6  $1,409.9  $1,548.9
 Pre-tax income (loss)
   from continuing operations.    (97.0)   (121.8)    (51.4)    (53.3)    (14.8)
 Income (loss) from
   continuing operations...... $  (97.0) $ (105.9)  $ (51.6) $  (54.2)  $ (15.0)
 Income (loss) from
   discontinued operations....       -         -         -      (11.0)    (51.4)
                               --------  --------   -------  --------   -------

     Net income (loss).......  $  (97.0) $ (105.9)  $ (51.6) $  (65.2)  $ (66.4)
                               ================================================
Financial position:
 Total assets................  $  559.4  $  578.6   $ 686.9  $  722.7   $ 920.7
 Long-term debt..............     170.0     149.5     149.5     151.1     150.9
 Stockholders' equity........     152.4     210.1     308.8     345.9     404.5

Per share of common stock
 (primary and fully diluted):
 Income (loss) from
   continuing operations.....  $(3.01)   $(3.59)    $(1.79)  $(2.02)    $ (.56)
 Income (loss) from
   discontinued operations...     -         -           -      (.41)     (1.92)
                               ------------------------------------------------
 Net income (loss)...........  $(3.01)   $(3.59)    $(1.79)  $(2.43)    $(2.48)
                               ================================================

Book value per share.........  $ 4.25    $ 6.94     $10.60   $12.49     $15.14


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Operations

                                                          Year-to-Year Changes
In Millions                      Year-Ended December 31       Better/(Worse)
- --------------------------------------------------------------------------------
                                                            1993      1992
                                  1993    1992    1991    vs. 1992  vs. 1991
- --------------------------------------------------------------------------------
Operating income (loss) before
 restructuring and other charges $(51)   $(61)   $(42)       $10      $(19)

Restructuring and other charges   (31)    (48)      -         17       (48)
                                ------------------------------------------------
   Operating income (loss)        (82)   (109)    (42)        27       (67)

Interest expense, net, and other  (15)    (13)     (9)        (2)       (4)
                                ------------------------------------------------
   Income (loss) before
      income taxes                (97)   (122)    (51)        25       (71)

Income taxes (credit)               -     (16)      -        (16)       16
                                ------------------------------------------------
   Net income (loss)             $(97)  $(106)   $(51)      $  9      $(55)
                                ================================================


Operating Results -- 1993 vs. 1992

The operating loss before special charges for restructuring and other actions was $51 million in 1993 and $61 million in 1992.
   Consolidated sales in 1993 were $1,228 million, down 1% from $1,244 million in 1992. The decline was principally due to lower sales in the noncore product areas and lower consumer product pricing, largely offset by higher unit volume in the consumer product line.
   The effect on operating results of unit volume increases in consumer products was offset by volume declines in the non-core product areas. Substantial cost reductions in all product areas of about $75 million resulted from process and design improvements, consolidation of operations in Mexico, headcount reductions and other operating changes. These cost reductions were offset by $42 million in consumer products price reductions that had been implemented throughout 1992 and early 1993, and $20 million of inflationary cost increases, primarily labor costs in Mexico.
   Despite the adverse impact of an industry glass shortage, industry color TV unit sales to dealers rose 11 percent in 1993 (following an 11 percent increase in 1992) to set a new record. Zenith's unit sales increase outpaced the industry growth, leading to an increase in market share. While industry unit sales to dealers of video cassette recorder decks remained about equal to 1992, Zenith's volume increased.
   Unit sales of color picture tubes to other TV manufacturers decreased in 1993 because the company used more of its capacity to support increased sales of Zenith color TVs and because of an industry glass shortage, which also adversely impacted Zenith color TV sales. Additional picture tube capacity became available in late 1993 when the dedicated FTM tube production line was converted to be able to produce both television and monitor picture tubes.
   Operating results were improved by the full year effect of certain manufacturing operations that were consolidated in Mexico during 1992, as well as continued efforts to reduce headcounts and product costs.
These programs, together with new manufacturing process improvements that were initiated in late 1993, should have a positive effect on 1994 operations.
   Sales of cable products declined in 1993 as a new product for a major contract manufacturing customer was delayed. However, due to major cost savings associated with headcount reductions and consolidations of manufacturing operations, operating results improved compared to 1992.
   Sales of other products decreased in 1993 as Zenith downsized its non-core magnetics and monitor product areas. However, the cost structures of these areas were improved so that operating results in 1993 were somewhat better than 1992. During the year, the monochrome monitor business was sold (production ended in early 1994) and the company reached an agreement (subject to certain contingencies) to sell the power supply business in early 1994. Operating results in 1994 should benefit from these actions.
   Engineering and research expenses were $48 million in 1993, compared to $55 million in 1992, with reductions principally in non-core product areas. Selling, general, and administrative expenses declined slightly to $93 million in 1993 from $94 million. These improvements were primarily the result of headcount reductions initiated in late 1992.
   Other operating income (net) increased to $25 million from $24 million in 1993, as a result of increased royalty income from new licensing activities. Royalty income arising from licensing of Zenith patented tuning-system technology to other color TV and VCR manufacturers was about $26 million in both 1993 and 1992 and is included in Other operating income (net).
Based on 1993 U.S. industry unit sales levels and technology, more than $20 million in annual royalty income is expected.
   Interest expense (net) of $15 million in 1993 was higher than 1992's
$13 million as a result of increased average borrowings.
   The income tax credit in 1992 consisted principally of the reversal of previously accrued tax reserves no longer required in connection with earnings of a foreign subsidiary, and net operating loss carryback applications.

Operating Results - 1992 vs. 1991

The operating loss before special charges for restructuring and other actions was $61 million in 1992, compared with $42 million in 1991.
   Consolidated sales in 1992 were $1,244 million, down 6% from $1,322 million in 1991. The decline was principally due to price reductions and lower unit shipments of consumer electronics products.
   Cost reductions of about $50 million in 1992 were more than offset by the price reductions and lower consumer electronics unit sales volumes, by sales declines in other categories, and by the effect of increases in the costs of labor, material and services.
   After two years of declines (approximately 4 percent in both 1990 and 1991), industry color TV unit sales to dealers rose 11 percent in 1992 to a new record level. However, unit shipments of Zenith color TVs declined in 1992, principally as a result of delayed responses to price reductions initiated by competitors during the year. Pricing declined by $21 million in 1992, compared with 1991.
   Industry sales to dealers of video cassette recorder products increased in 1992. Zenith shipments declined, partially as a result of the company's planned phaseout of camcorders due to inadequate margins.
   Zenith unit sales of color picture tubes to other TV manufacturers increased in 1992 as the domestic industry increased.
   The benefits of transferring certain consumer electronics manufacturing operations to Mexico began to be realized in 1992, but were offset in part by startup costs.
   Sales and operating results for cable products declined in 1992 due to the continuing deferral of equipment purchases by U.S. cable operators.
   Computer monitor sales increased in 1992, compared with 1991, but operating results were adversely affected by costly new-product start-up and by costs associated with moving monochrome monitor operations from Taiwan to Mexico.
   Sales of other products declined in 1992 from the prior year, primarily due to reduced lighting products requirements by a customer and the phasing out of several low-margin products.
   Selling, general and administrative expenses declined to $94 million in 1992 from $101 million in 1991 as a result of reduced compensation and other costs. Engineering and research expenses were $55 million in 1992, compared with $54 million in 1991.
   Other operating income (net) increased sharply to $24 million in 1992 from $0.5 expense in 1991, principally as a result of $26 million of royalty income arising from licensing of Zenith patented tuning-system technology to other color TV and VCR manufacturers.
   Interest expense (net) of $13 million in 1992 was higher than 1991's $9 million as a result of increased average borrowings.
   The income tax credit in 1992 consisted principally of the reversal of previously accrued tax reserves no longer required in connection with earnings of a foreign subsidiary, and net operating loss carryback applications.
   Operating results for 1991 include a gain on the sale of Zenith's Taiwan monochrome monitor plant which was offset by restructuring charges related to the consolidations of color TV and monitor assembly operations in Mexico.

Restructuring and Other Charges

   In the fourth quarter of 1993, the company initiated major restructuring, re-engineering and other actions designed to reduce ongoing operating expenses and to revalue certain assets. Special charges for these actions were $31 million.
   The computer monitor and magnetics product areas were restructured in order to downsize production capacity to be more in line with expected reduced levels of business. The charge includes the anticipated expenses of the major efforts to re-engineer processes in all areas of the core business's operations. Major elements of this charge were the non-cash writedown of fixed assets and inventory ($23 million) as well as re-engineering and severance costs ($6 million) to be paid during 1994 and early 1995. The restructuring actions are expected to reduce 1994 operating expenses including reduced compensation expense of about $10 million and reduced depreciation of about $4 million.
   The 1992 results also included special charges for restructuring and other actions of $48 million. Included in the actions were manufacturing consolidations and related employment reductions in Mexico; consolidation of company-owned distribution; and salaried employment reductions throughout the company. In addition to valuation reserves for inventories and manufacturing equipment ($22 million) and severance and relocation costs ($18 million) of which $11 million was paid in 1993, the special charges also provided for trade-receivable write-offs ($6 million).

Liquidity and Capital Resources

Following is a three-year summary of cash provided and used:

                                           Cash Provided (Used)
                                  ----------------------------------------
                                                 Year Ended December 31
                                   Three-Year   -------------------------
In millions                           Total        1993    1992    1991
- ---------------------------------------------------------------------------
Cash at beginning of period           $ 56         $  6    $ 36    $ 56

Operating Activities                   (53)         (28)    (16)     (9)

Investing Activities                   (75)         (26)    (25)    (24)

Financing Activities                    93           69      11      13
                                      -------------------------------------
Cash at end of period                 $ 21         $ 21    $  6    $ 36
                                      =====================================


Liquidity
Cash decreased $35 million during the three year period of 1991-1993. The decrease consisted of $53 million of cash used by operating activities and $75 million , net , used to purchase fixed assets. These uses of cash were offset by $93 million of cash provided from financing activities which included the issuance of long-term debt and sales of the company's common stock.
   Operating activities: In 1993, $28 million of cash was used by operating activities mainly to fund $45 million of net losses from operations as adjusted for depreciation and fixed asset write downs as a part of restructuring and other charges. A decrease in current accounts provided
$3 million of cash and was composed of a $15 million decrease in receivables offset by a $8 million increase in inventories and a $4 million decrease in accounts payable and accrued expenses. The decrease in receivables was due to lower sales. Also, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill both the 1992 obligation to salaried employees and the 1993 obligation to salaried employees and a portion of the hourly employees. These issuances increased stockholders' equity by $15 million.
   In 1992, $16 million of cash was used by operating activities mainly to fund $64 million of net losses from operations as adjusted for depreciation, fixed asset write downs as a part of a restructuring and a loss on the disposition of properties. This was offset by cash provided from a $41 million decrease in current accounts composed of a $39 million decrease in inventories and a $21 million decrease in receivables, offset by a $15 million decrease in net income taxes payable and a $4 million decrease in accounts payable and accrued expenses. Also, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plan to fulfill the 1991 obligation to salaried employees, increasing stockholders' equity by $6 million.
   In 1991, $9 million of cash was used by operating activities mainly to fund $23 million of net losses from operations, as adjusted for depreciation and a gain on the sale of properties. This was offset by cash provided from a $13 million decrease in current accounts which consisted mainly of a $12 million decrease in inventories.
   Investing activities: In 1993, investing activities used $26 million of cash for capital additions. In 1992, $25 million of cash was used which consisted of capital additions of $32 million offset by $7 million of proceeds from a 1991 property sale. In 1991, $24 million of cash was used which consisted of capital additions of $37 million offset by $13 million of proceeds from property sales.
   Financing activities: In 1993, financing activities provided $69 million of cash which included $55 million provided from the sale of 8.5% senior subordinated convertible debentures and $24 million provided from sales of the company's common stock (including option exercises). This was offset by $10 million of cash used to repay borrowings under the company's working capital Credit Agreement with a lending group led by General
Electric Capital Corporation (the "Credit Agreement"). In 1992, financing activities provided $11 million of cash which included $10 million provided from borrowings under the company's revolving credit and security agreement and $1 million provided from the exercise of stock options. In 1991, financing activities provided $13 million of cash which included $15 million provided from the sale of common stock to GoldStar Co. Ltd., offset by $2 million used to repurchase a portion of the 12 1/8% notes in a private transaction.

Capital Resources
As of December 31, 1993, total interest-bearing obligations of the company consisted of $170 million of long-term debt , $35 million of long-term debt classified as current and $9 million of extended-term payables with a foreign supplier. The company's long-term debt is composed of $115 million of convertible subordinated debentures due 2011 that require annual sinking fund payments of $6 million beginning in 1997 and $55 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2000 that were issued and sold during 1993 in a private placement. The $35 million of long-term debt classified as current represents notes due January 1995 that were redeemed by the company in January 1994.
   In May 1993, the company entered into the Credit Agreement. The maximum commitment for funds available for borrowing under the Credit Agreement is $90 million, but is defined by a defined borrowing base formula related to eligible accounts receivable and inventory. The company used the initial advance under the agreement to repay all amounts outstanding under its former bank agreement, which was simultaneously terminated. The Credit Agreement contains restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. As a result of the company's fourth quarter 1993 restructuring charge of $31 million the agreement was amended in January 1994 to relax these financial covenants as of December 31, 1993. The Credit Agreement terminates on December 31, 1994 (unless extended by agreement of the lenders), at which time all outstanding indebtedness under the agreement would have to be refinanced. There can be no assurance that the Credit Agreement will be extended or refinanced. As of December 31, 1993, no borrowings were outstanding under the Credit Agreement in keeping with the seasonal nature of the company's working capital needs.
   A Registration Statement filed with the Securities and Exchange
Commission covering 5 million shares of common stock became effective in May 1993. During 1993, the company sold approximately 3.4 million shares of authorized but unissued shares of common stock to investors under this shelf registration for approximately $23 million, net of expenses.

  Subsequent to December 31, 1993, the company sold the remaining shares available under the shelf registration. Thereafter, in order to take advantage of favorable market conditions, the company determined to file another Registration Statement with the Securities and Exchange
Commission covering an additional 2 million shares of common stock. The new Registration Statement became effective in February 1994, and the company subsequently sold the 2 million shares registered thereunder to investors on the open market. The 1994 common stock sales under both registration statements generated approximately $34 million, net of expenses. On March 1, 1994, the company announced its intention to file a Registration Statement for 5 million shares of the company's common stock to be sold by means of a prospectus. In addition, during January
1994, the company issued and sold $12 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001
(similar to the $55 million sold during 1993) in a private placement and, as indicated above, also redeemed the $35 million of notes due
January 1995 at a redemption price equal to par value plus accrued interest.
   Although the company believes that the Credit Agreement, together with extended-term payables expected to be available from a foreign supplier and its continuing efforts to obtain other financing sources, will be adequate to meet its seasonal working capital and other needs in 1994, there can be no assurance that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events. In such event, the company would be required to seek other sources of liquidity, if available.

Outlook

   The company's major product areas, including the color television market, are highly competitive. The company's major competitors are foreign-owned global giants, generally with greater worldwide television volume and overall resources. In efforts to increase market share or achieve higher production volumes, the company's competitors have aggressively lowered their selling prices in the past several years.
Some of the company's foreign competitors have been capable of offsetting the effects of U.S. price reductions through sales at higher margins in their home markets and through direct governmental supports. There can be no assurance that such competition will not continue to adversely affect the company's performance or that the company will be able to maintain its market share in the face of such competition. Price competition continued in the first quarter of 1994, and the company selectively reduced color television prices to maintain its historical competitive price position.
   The North American Free Trade Agreement (NAFTA), which took effect on January 1, 1994, will significantly reduce duty costs in 1994 and beyond.
This should improve the company's ability to compete against Asian imports in North America and is expected to increase sales of the company's color television receivers in Mexico and Canada and color picture tube production in the U.S.
   In light of the company's losses from continuing operations, competitive environment and inflationary cost pressures (including labor costs in Mexico where labor contracts expire every two years and wages are renegotiated annually), the company has undertaken major cost reduction programs each year. In 1994, the company expects to reduce costs by about $50 million from continued process and design improvements, headcount reductions and other operating changes. The company continues to seek additional cost reduction opportunities for 1994 and beyond, although there can be no assurance that any such cost reductions will be achieved. Also, as in 1993, the company may experience an adverse impact as industry shortages of picture tube glass or other components continue in 1994.
   The goals of the company's business strategy are to improve profitability, to introduce new products (such as home theater TVs), to develop new products (such as digital cable products incorporating the company-developed transmission technology selected in February 1994 by the HDTV Grand
Alliance and the FCC Advisory Committee review panel), and to re-engineer operations. This strategy is expected to continue to involve significant expenditures by the company in 1994 and beyond. There can be no assurance that the company will achieve the goals of its business strategy, including an expected improvement in financial results.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial information required by Item 8 is contained in Item 14 of
Part IV (page 15) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning directors is incorporated herein by reference from the sections entitled "Election of Directors", "Nominees for Election as Directors" and "Board of Directors, Committees and Directors' Compensation" from the company's definitive Proxy Statement, copies of which will be electronically transmitted to the Commission via EDGAR.

EXECUTIVE OFFICERS OF THE REGISTRANT


Name                              Office Held                        Age
- --------------------  ------------------------------------------  ---------
Jerry K. Pearlman      Chairman and Chief Executive                   55
                       Officer since 1983; Chairman,
                       President and Chief Executive
                       Officer 1983-1993


Gerald M. McCarthy     Executive Vice President and                   52
                       member of the Office of the Chairman
                       since 1993; Senior Vice President,
                       Sales and Marketing and member of
                       the Office of the President 1991 -
                       1993.  President, Zenith Sales
                       Company Division since 1983

Albin F. Moschner      President  and Chief Operating Officer         41
                       and member of the Office of the
                       Chairman since 1993; Senior Vice
                       President, Operations and member
                       of the Office of the President 1991 -
                       1993

Kell B. Benson         Vice President-Finance and Chief               46
                       Financial Officer since 7/89;
                       Vice President-Controller 1989;
                       Corporate Controller 1987-1989;
                       Director, Financial Control-
                       Consumer and Cable Products
                       1983-1987



Michael J. Kaplan      Vice President-Human Resources since           54
                       1993; Vice President-Human Resources and
                       Public Affairs 1988 - 1993; Director
                       of Personnel and Industrial Relations
                       1982-1988

John Borst, Jr.        Vice President-General Counsel                 66
                       since 1985


ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated by reference from the sections entitled "Summary Compensation Table", "Employment Agreement", "Termination and Change of Control Agreements", "Option Grants in 1993", "Option Exercises in 1993 and Year-End Option Values" and "Compensation Committee Report on Executive Compensation" from the company's definitive Proxy Statement, copies of which will be electronically transmitted to the Commission via EDGAR.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

 Incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" from the company's definitive Proxy Statement, copies of which will be electronically transmitted to the Commission via EDGAR.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  No material transactions occurred during 1993.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following Consolidated Financial Statements of Zenith Electronics Corporation, the Report of Independent Public Accountants, and the Unaudited Quarterly Financial Data are included in this report on pages 30 through 42:

                Statements of Consolidated Operations and Retained Earnings - Years ended December 31, 1993, 1992 and 1991

                Consolidated Balance Sheets - December 31, 1993 and 1992

                Statements of Consolidated Cash Flows -
                Years ended December 31, 1993, 1992 and 1991

                Notes to Consolidated Financial Statements

                Report of Independent Public Accountants

                Unaudited Quarterly Financial Data

(a) 2. The following consolidated financial statement schedules for Zenith Electronics Corporation are included in this report on pages 25 through 29:

                 Schedule V - Property, Plant and Equipment

                 Schedule VI - Accumulated Depreciation, Depletion
                               and Amortization of Property,
                               Plant and Equipment

                 Schedule VIII - Valuation and Qualifying Accounts

                 Schedule IX - Short-term Borrowings

                 Schedule X - Supplementary Income Statement Information

        The Report of Independent Public Accountants on Financial Statement Schedules is included in this report on page 24.

        All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.


    3. Exhibits:

     (3a) Restated Certificate of Incorporation of the company, as amended (incorporated by reference to Exhibit 3a of the company's Report on Form 10-K for the year ended December 31, 1992)

     (3b) Certificate of Amendment to Restated Certificate of Incorporation of the company dated May 4, 1993 (incorporated by reference to Exhibit 4l of the company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993)

     (3c) By-Laws of the company, as amended (incorporated by reference to Exhibit 3 of the company's Current Report on Form 8-K, dated January 31, 1994)

     (4a) Indenture, dated as of January 15, 1985, for 12-1/8% Notes due 1995 with the Irving Trust Company (incorporated by reference to Exhibit 2 of the company's Report on Form 10-K for the year ended December 31, 1989)

     (4b) Indenture, dated as of April 1, 1986, for 6-1/4% Convertible Subordinated Debentures due 2011 with The First National Bank of Boston, Trustee (incorporated by reference to Exhibit 1 of the company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1991)

     (4c) Stockholder Rights Agreement dated as of October 3, 1986 (incorporated by reference to Exhibit 4c of the company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)

     (4d) Amendment, dated April 26, 1988, to Stockholder Rights Agreement (incorporated by reference to Exhibit 4d of the company's
           Quarterly Report on Form 10-Q for the quarter ended  April 3, 1993)

     (4e) Amended and Restated Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4e of the company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

     (4f) Amendment, dated July 7, 1988, to Stockholder Rights Agreement (incorporated by reference to Exhibit 4f of the company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

     (4g) Agreement, dated May 23, 1991, among Zenith Electronics Corporation, The First National Bank of Boston and Harris Trust and Savings Bank (incorporated by reference to Exhibit 1 of Form 8, dated May 30,
           1991)

     (4h) Amendment, dated May 24, 1991, to Stockholder Rights Agreement (incorporated by reference to Exhibit 2 of Form 8 dated May 30, 1991)

     (4i) Agreement, dated as of February 1, 1993, among Zenith Electronics Corporation, Harris Trust and Savings Bank and The Bank of New York (incorporated by reference to Exhibit 1 of Form 8 dated March 25, 1993)

     (4j) Credit Agreement, dated as of May 21, 1993, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 4 of the company's Current Report on Form 8-K dated May 21, 1993)

     (4k) Amendment No. 1 dated November 8, 1993 to the Credit Agreement dated May 21, 1993, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 4(b) of the company's Current Report on Form 8-K, dated November 19, 1993)

     (4l) Amendment No. 3 dated January 7, 1994 to the Credit Agreement dated May 21, 1993, with General Electric Capital Corporation, as agent and lender, The Bank of New York Commercial Corporation, as lender, and Congress Financial Corporation, as lender (incorporated by reference to Exhibit 4(b) of the company's Current Report on Form 8-K dated January 11, 1994)

     (4m) Fourth Amendment dated January 28, 1994 to the Credit Agreement dated May 21, 1993, with General Electric Capital Corporation, as agent and lender, The Bank of New York Commercial Corporation, as lender, and Congress Financial Corporation, as lender (incorporated by reference to Exhibit 4 of the company's Current Report on Form 8-K dated January 31, 1994)

     (4n) Debenture Purchase Agreement dated as of November 19, 1993 with the institutional investors named therein (incorporated by reference to Exhibit 4(a) of the company's Current Report on Form 8-K dated November 19, 1993)

     (4o) Amendment No. 1 dated November 24, 1993 to the Debenture Purchase Agreement dated as of November 19, 1993 with the institutional investor named therein (incorporated by reference to Exhibit
           4(a) of the company's Current Report on Form 8-K dated
           November 24, 1993)

     (4p) Amendment No. 2 dated January 11, 1994 to the Debenture Purchase Agreement dated as of November 19, 1993 (incorporated by reference to Exhibit 4(c) of the company's Current Report on Form 8-K dated January 11, 1994)

     (4q) Debenture Purchase Agreement dated as of January 11, 1994 with the institutional investor named therein (incorporated by reference to Exhibit 4(a) of the company's Current Report on Form 8-K dated January 11, 1994)

   *(10a) 1987 Zenith Stock Incentive Plan (as amended subject to shareholder approval on April 28, 1992) (incorporated by reference to Exhibit
           A of the company's definitive Proxy Statement dated March 13, 1992)

  *(10b) Form of Amended and Restated Employment Agreement with Jerry K. Pearlman, Gerald M. McCarthy, Albin F. Moschner, Kell B. Benson and John Borst, Jr. (incorporated by reference to Exhibit 2 of the company's Report on Form 10-K for the year ended December 31, 1990)

  *(10c) Restricted Stock Agreement, dated December 3, 1986, of Jerry K. Pearlman (incorporated by reference to Exhibit 10c of the company's Report on Form 10-K for the year ended December 31, 1991)

  *(10d)  Amendment, dated May 27, 1987, to Restricted Stock Agreement of Jerry
          K. Pearlman (incorporated by reference to Exhibit 10d of the company's Report on Form 10-K for the year ended December 31,
          1992)

  *(10e) Amendment, dated March 28, 1988, to Restricted Stock Agreement of Jerry K. Pearlman

  *(10f) Amendments, dated October 1, 1990, and January 23, 1991, to Restricted Stock Agreement of Jerry K. Pearlman (incorporated by reference to Exhibit 3 of the company's Report on Form 10-K for the year ended December 31, 1990)

  *(10g) Restricted Stock Agreement, dated March 31, 1987, with Gerald M. McCarthy, and Amendments thereto dated December 2, 1987, March 28, 1988, August 22, 1988, and January 23, 1991 (incorporated by reference to Exhibit 10b of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1991)

  *(10h) Forms of Amendments, dated as of July 24, 1991, to Restricted Stock Agreement dated December 3, 1986, with Jerry K. Pearlman and to Restricted Stock Agreement dated March 31, 1987, with Gerald M. McCarthy (incorporated by reference to Exhibit 10c of the company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 1991)

  *(10i) Supplemental Agreement, dated September 12, 1986, with Jerry K. Pearlman (incorporated by reference to Exhibit 10m of the company's Report on Form 10-K for the year ended December 31, 1991)

  *(10j) Amendment to Supplemental Agreement with Jerry K. Pearlman (incorporated by reference to Exhibit 10j of the company's Report on Form 10-K for the year ended December 31, 1992)

  *(10k) Form of Amendment, dated as of May 19, 1989, to Supplemental Agreement with Jerry K. Pearlman, (incorporated by reference to
          Exhibit 6 of the company's Report on Form 10-K for the year ended December 31, 1989)

  *(10l) Form of Amendment, dated as of July 24, 1991, to Supplemental Agreement with Jerry K. Pearlman (incorporated by reference to
          Exhibit 10a of the company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 1991)

  *(10m) Form of Supplemental Agreement with Gerald M. McCarthy, Albin F. Moschner, Kell B. Benson and John Borst, Jr. (incorporated by reference to Exhibit 10q of the company's Report on Form 10-K for the year ended December 31, 1991)

  *(10n) Form of Stock Indemnification Rights Grant with Jerry K. Pearlman and Kell B. Benson

  *(10o) Form of Amendment to Stock Indemnification Rights Grant with Jerry K. Pearlman and Kell B. Benson (incorporated by reference to Exhibit 7 of the company's Report on Form 10-K for the year ended December 31,
          1989)

  *(10p) Letter Agreement, dated October 21, 1991, with Albin F. Moschner (incorporated by reference to Exhibit 10u of the company's Report on Form 10-K for the year ended December 31, 1991)

  *(10q) Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 8 of the company's Report on Form 10-K for the year ended December 31, 1989)

  *(10r) Form of Directors Stock Units Compensation Agreement with Harry G. Beckner (2,000 units) and with G. Ralph Guthrie (1,000 units) (incorporated by reference to Exhibit 10r of the company's
          Report on Form 10-K for the year ended December 31, 1992)

  *(10s)  Form of Directors 1989 Stock Units Compensation Agreement with Harry
          G. Beckner, T. Kimball Brooker and G. Ralph Guthrie (1000 units each) (incorporated by reference to Exhibit 9 of the company's Report on Form 10-K for the year ended December 31, 1989)

  *(10t)  Form of Directors 1990 Stock Units Compensation Agreement with Harry
          G. Beckner, G. Ralph Guthrie, T. Kimball Brooker, David H. Cohen, Charles Marshall, Andrew McNally IV and Peter S. Willmott (1000 units each) (incorporated by reference to Exhibit 6 of the company's Report on Form 10-K for the year ended December 31, 1990)

  *(10u)  Form of Directors 1991 Stock Units Compensation Agreement with Harry
          G. Beckner, T. Kimball Brooker, David H. Cohen, G. Ralph Guthrie, Charles Marshall, Andrew McNally IV and Peter S. Willmott (1,000 units each) (incorporated by reference to Exhibit 10d of the company's Quarterly Report on Form 10-Q for the Quarter ended
          June 29, 1991)

  *(10v) Form of Amendment, dated as of July 24, 1991, to Directors Stock Units Compensation Agreements for 1987, 1988, 1990 and 1991 (incorporated by reference to Exhibit 10e of the company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 1991)

  *(10w) Directors Retirement Plan and form of Agreement (incorporated by reference to Exhibit 10 of the company's Report on Form 10-K for the year ended December 31, 1989)

  *(10x) Form of Amendment, dated as of July 24, 1991, to Directors Retirement Plan and form of Agreement (incorporated by reference to Exhibit 10f of the company's quarterly Report on Form 10-Q for the Quarter ended June 29, 1991)

   (10y) Investment Agreement, dated as of February 25, 1991, with GoldStar Co., Ltd. (incorporated by reference to Exhibit 1 of the company's Current Report on Form 8-K, dated February 25, 1991)

   (10z) Registration Rights Agreement, dated as of February 25, 1991, with GoldStar Co., Ltd. (incorporated by reference to Exhibit 2 of the company's Current Report on Form 8-K, dated February 25, 1991)

   (10aa) Investment Agreement dated as of March 25, 1993 between Zenith Electronics Corporation and Fletcher Capital Markets, Inc. (incorporated by reference to Exhibit 1 of the company's Current Report on Form 8-K dated March 26, 1993)

   (10bb) Investment Agreement dated as of July 29, 1993 between Zenith Electronics Corporation and Fletcher Capital Markets, Inc. (incorporated reference to Exhibit 5(a) of the company's Current Report on Form 8-K dated July 29, 1993)

   (21)   Subsidiaries of the company

   (23)   Consent of Independent Public Accountants

* Represents a management contract, compensation plan or arrangement.


(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 1993.

     A report on Form 8-K dated October 21, 1993 was filed by the company stating under Item 5 that Zenith had issued a press release which reported third quarter 1993 financial results.

     A report on Form 8-K dated November 19, 1993 was filed by the company stating under Item 5 that Zenith had sold to certain institutional investors $42 million principal amount of its 8.5% Senior Subordinated Convertible Debentures due November 19, 2000, pursuant to a Debenture Purchase Agreement dated November 19, 1993, entered into by the company and the purchasers.

     A report on Form 8-K dated November 24, 1993 was filed by the company stating under Item 5 that Zenith had agreed to sell to certain institutional investors an additional $13 million principal amount of its 8.5% Senior Subordinated Convertible Debentures due November 19, 2000, pursuant to a Debenture Purchase Agreement dated November 19, 1993 entered into by the company and amended on November 24, 1993 to add the additional purchasers.

     A report on Form 8-K dated December 14, 1993 was filed by the company stating under Item 5 that Zenith had issued a press release announcing that it has called for redemption of its outstanding 12 1/8% Notes due on January 13, 1994.

     A report on Form 8-K dated December 15, 1993 was filed by the company stating under Item 5 that Zenith had issued a press release announcing that it is planning to restructure its computer monitor and magnetics areas and re-engineer its core consumer electronics and cable business which will result in a fourth quarter special charge of up to $30 million.

(c) and (d) Exhibits and Financial Statement Schedules

Certain exhibits and financial statement schedules required by this portion of Item 14 are filed as a separate section of this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ZENITH ELECTRONICS CORPORATION
                                        (Registrant)


                                        By: /S/ Jerry K. Pearlman
                                            ---------------------
                                        Jerry K. Pearlman
                                        Chairman, and Chief Executive Officer

                                        Date  March 1, 1994
                                             --------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signatures                   Title                           Date
 -------------------------   ----------------------       ------------------

                                  Director
- --------------------------
Harry G. Beckner

/s/ T. Kimball Brooker            Director                   March 1, 1994
- -------------------------
T. Kimball Brooker

/s/ David H. Cohen                Director                   March 1, 1994
- -------------------------
David H. Cohen

/s/ Charles Marshall              Director                   March 1, 1994
- ------------------------
Charles Marshall

/s/ Gerald M. McCarthy      Director, Executive Vice         March 1, 1994
- -----------------------     President - Sales and Marketing,
Gerald M. McCarthy          and President - Zenith Sales
                            Company

/s/ Andrew McNally IV            Director                    March 1, 1994
- ----------------------
Andrew McNally IV

/s/ Albin F. Moschner       Director, President and Chief    March 1, 1994
- ----------------------      Operating Officer
Albin F. Moschner

/s/ Jerry K. Pearlman       Director, Chairman and Chief     March 1, 1994
- ---------------------       Executive Officer
Jerry K. Pearlman          (Principal Executive Officer)


/s/ Peter S. Willmott            Director                    March 1, 1994
- ---------------------
Peter S. Willmott

/s/ Kell B. Benson          Vice President - Finance and     March 1, 1994
- --------------------        Chief Financial Officer
Kell B. Benson             (Principal Financial Officer)

             INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                     Page
                                                                    Number
                                                                    ------
Report of Independent Public Accountants on
  Financial Statement Schedules                                       24

Financial Statement Schedules:

    Schedule V     -  Property, Plant and Equipment                   25

    Schedule VI    -  Accumulated Depreciation, Depletion and
                       Amortization of Property, Plant and Equipment  26

    Schedule VIII  -  Valuation and Qualifying Accounts               27

    Schedule IX    -  Short-Term Borrowings                           28

    Schedule X     -  Supplementary Income Statement Information      29

Consolidated Financial Statements                                     30

Notes to Consolidated Financial Statements                            33

Report of Independent Public Accountants                              41

Unaudited Quarterly Financial Data                                    42

Exhibits:

    (10e)  Amendment, dated March 28, 1988, to Restricted Stock
            Agreement of Jerry K. Pearlman                            43

    (10n)  Form of Stock Indemnification Rights Grant with
            Jerry K. Pearlman and Kell B. Benson                      46

    (21)   Subsidiaries of the company                                50

    (23)   Consent of Independent Public Accountants                  51

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
               -------------------------------------------
                      FINANCIAL STATEMENT SCHEDULES
                      -----------------------------

To the Stockholders of
Zenith Electronics Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in ZENITH ELECTRONICS CORPORATION's annual report to stockholders included in this Fork 10-K, and have issued our report thereon dated February 14, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the preceding index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                               /s/ARTHUR ANDERSEN & CO.
                                               ------------------------
                                               ARTHUR ANDERSEN & CO.

Chicago, Illinois,
February 14, 1994

                      FINANCIAL STATEMENT SCHEDULES
           ---------------------------------------------------


                       ZENITH ELECTRONICS CORPORATION

                SCHEDULE V-PROPERTY, PLANT AND EQUIPMENT
                        (Amounts in millions)



  Column A                    Column B     Column C      Column D      Column E      Column F
- -----------------------------------------------------------------------------------------------
                              Balance at                                 Other       Balance at
                              beginning    Additions                    changes        end of
Classification                of period     at cost     Retirements    add (deduct)    period
- -----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
  Land                        $  8.0       $   -          $   -         $  (.6)        $  7.4
  Buildings                    159.5          4.5             .2         (12.8)         151.0
  Machinery and equipment      537.0         21.6            8.7             -          549.9
                              -----------------------------------------------------------------
    Total                     $704.5       $ 26.1         $  8.9        $(13.4) (1)    $708.3
                              =================================================================

YEAR ENDED DECEMBER 31, 1992
  Land                        $  8.0       $   -          $   -         $   -          $  8.0
  Buildings                    154.6          4.9             -             -           159.5
  Machinery and equipment      522.0         27.7           11.8           (.9)         537.0
                              -----------------------------------------------------------------
    Total                     $684.6       $ 32.6         $ 11.8        $  (.9)        $704.5
                              =================================================================

YEAR ENDED DECEMBER 31, 1991
  Land                        $  8.4      $    -          $   .4        $   -          $  8.0
  Buildings                    154.0          6.4            5.8            -           154.6
  Machinery and equipment      500.8         30.3            9.1            -           522.0
                              ----------------------------------------------------------------
    Total                     $663.2      $  36.7         $ 15.3        $   -          $684.6
                              ================================================================



(1) Represents the reclassification of property pending disposal into other noncurrent assets.


                        ZENITH ELECTRONICS CORPORATION

        SCHEDULE VI-ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                      OF PROPERTY, PLANT AND EQUIPMENT

                            (Amounts in millions)



      Column A                  Column B       Column C     Column D     Column E      Column F
- ------------------------------------------------------------------------------------------------------
                                               Additions                    Other
                               Balance at     charged to                   changes    Balance at
                               beginning      costs and                    (add)        end of
Classification                 of period     expenses(1)   Retirements    (deduct)      period
- ------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
  Buildings                    $  84.0         $  6.0        $   .2       $ (7.5)       $  82.3
  Machinery and equipment        434.4           29.4           7.0         15.3          472.1
                               ---------------------------------------------------------------------
    Total                      $ 518.4         $ 35.4        $  7.2       $  7.8 (3)    $ 554.4
                               =====================================================================

YEAR ENDED DECEMBER 31, 1992
  Buildings                    $  78.0         $  6.0         $  -        $   -          $ 84.0
  Machinery and equipment        406.1           31.7           8.9          5.5          434.4
                               ---------------------------------------------------------------------
    Total                      $ 484.1         $ 37.7         $ 8.9       $  5.5 (2)     $518.4
                               =====================================================================

YEAR ENDED DECEMBER 31, 1991
  Buildings                    $  74.4         $  5.5         $ 1.9       $   -          $ 78.0
  Machinery and equipment        379.8           32.4           6.1           -           406.1
                               --------------------------------------------------------------------
    Total                      $ 454.2         $ 37.9         $ 8.0       $   -          $484.1
                               =====================================================================


(1) Additions of plant and equipment with lives of eight years or more are depreciated by the straight-line method over their useful lives. Accelerated methods are used for depreciation of virtually all other plant and equipment items, including high technology equipment that may be subject to rapid economic obsolescence.

(2) Represents adjustments to manufacturing equipment reserves as a part of the company's restructuring actions.

(3) Represents the net effect of adjustments to manufacturing equipment reserves as a part of the company's restructuring actions and the reclassification of property pending disposal into other noncurrent assets.


                      ZENITH ELECTRONICS CORPORATION

             SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
                         (Amounts in millions)


            Column A                  Column B           Column C              Column D    Column E
- ----------------------------------------------------------------------------------------------------------
                                                        Additions
                                                  -------------------------
                                     Balance at   Charged                                Balance at
     Reserves and allowances          beginning   to costs    Charged to                    end of
  deducted from asset accounts        of period  &  expenses  other accts.  Deductions      period
- -----------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
   Year Ended December 31, 1993      $    2.7    $    1.8       $   -       $    2.0 (1)  $    2.5
                                     ======================================================================

   Year Ended December 31, 1992      $    2.6    $    5.7       $   -       $    5.6 (1)  $    2.7
                                     ======================================================================

   Year Ended December 31, 1991      $    1.5    $    1.8       $   -       $     .7 (1)  $    2.6
                                     ======================================================================


Valuation allowance for deferred
  tax assets: (2)

   Year Ended December 31, 1993      $  134.5    $   44.7       $   -       $     -       $  179.2
                                     ======================================================================

   Year Ended December 31, 1992      $   88.6    $   45.9       $   -       $     -       $  134.5
                                     =======================================================================


(1)  Uncollectible accounts written off, net of recoveries.

(2) This account reflects the adoption of SFAS No. 109, Accounting for Income Taxes, which was adopted in 1992.



                      ZENITH ELECTRONICS CORPORATION

                     SCHEDULE IX-SHORT-TERM BORROWINGS
                         (Amounts in millions)



      Column A                     Column B     Column C     Column D     Column E    Column F
- -------------------------------------------------------------------------------------------------
                                                              Maximum       Average     Weighted
                                                 Weighted     amount       amount       average
                                    Balance     average     outstanding   outstanding    rate
                                   at end of    interest    during the     during the  during the
Short-Term Borrowings               period        rate       period(2)     period(3)    period(4)
- -------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
 Amounts payable to banks (1)      $   -          - %        $ 66.4         $ 35.0        8.1%
                                  ===============================================================

YEAR ENDED DECEMBER 31, 1992
 Amounts payable to banks (1)      $ 10.1        7.3%        $ 40.1         $ 23.1        7.5%
                                  ===============================================================

YEAR ENDED DECEMBER 31, 1991
 Amounts payable to banks (1)      $   -          - %        $   -          $   -          - %
                                  ===============================================================


(1) Amounts payable to banks represent borrowings under credit arrangements which are established to cover short-term borrowing needs for portions of the year.

(2)  Represents maximum amount outstanding at any month-end during the period.

(3) The average amount outstanding during the period was computed by dividing the total of daily principal balances outstanding by 365.

(4) The weighted average interest rate during the period was computed based on the interest rates applicable to the average amount outstanding during the period.



                        ZENITH ELECTRONICS CORPORATION

              SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION
                           (Amounts in millions)


         Column A                                Column B
 ------------------------     -------------------------------------------
         Item                        Charged to costs and expenses
 ------------------------     -------------------------------------------

                                          Year Ended December 31
                                        1993        1992       1991
                                    -----------------------------------

Maintenance and repairs              $  29.1     $  31.2    $  34.5

Advertising costs                    $  34.9     $  32.8    $  35.5


Amounts for royalties; depreciation and amortization of intangible assets, pre-operating costs and similar deferrals; and taxes other than payroll and income taxes are not presented as such amounts are less 1% of total sales and revenues.

                       CONSOLIDATED FINANCIAL STATEMENTS
         -----------------------------------------------------------------

Statements of Consolidated operations and retained earnings
In millions, except per share amounts


                                                    Year Ended December 31
                                                   1993      1992      1991
- ------------------------------------------------------------------------------
Revenues
 Net sales                                       $1,228.2  $1,243.5  $1,321.6
                                                 -----------------------------
Costs, Expenses and Other
 Cost of products sold                            1,163.9   1,179.3   1,208.4
 Selling, general and administrative                 92.5      94.0     101.2
 Engineering and research                            47.8      55.4      54.1
 Other operating expense (income), net
   (Notes 1 and 6)                                  (25.2)    (24.3)       .5
 Restructuring and other charges (Note 3)            31.0      48.1        -
                                                 -----------------------------
Income
 Operating income (loss)                            (81.8)   (109.0)   (42.6)
 Interest expense                                   (15.5)    (13.7)   (12.4)
 Interest income                                       .3        .9      3.6
                                                 -----------------------------
 Income (loss) before income taxes                  (97.0)   (121.8)   (51.4)
 Income taxes (credit) (Note 4)                        -      (15.9)      .2
                                                 -----------------------------
  Net income (loss)                                $(97.0)  $(105.9)  $(51.6)
                                                 =============================
Per Share
 Income (loss) per common share (Note 1)           $(3.01)  $(3.59)   $(1.79)

Retained Earnings
 Balance at beginning of year                        $8.9   $114.8    $166.4
 Net income (loss)                                  (97.0)  (105.9)    (51.6)
                                                  ----------------------------
  Retained earnings (deficit) at end of year       $(88.1)    $8.9    $114.8
                                                  ============================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated balance sheets
In millions

                                                      December 31
                                                     1993      1992
- -----------------------------------------------------------------------
Assets
Current Assets
 Cash (Note 1)                                     $ 20.8    $  5.8
 Receivables, net of allowance for doubtful
 accounts of $2.5 and $2.7, respectively            162.5     179.7
 Inventories (Note 7)                               206.2     197.9
 Other                                                6.1       6.2
                                                   --------------------
  Total current assets                              395.6     389.6

Noncurrent Assets
 Property, plant and equipment, net (Note 8)        153.9     186.1
 Other (Note 1)                                       9.9       2.9
                                                   --------------------
  Total assets                                     $559.4    $578.6
                                                   ====================

Liabilities and Stockholders' Equity
Current Liabilities
 Short-term debt (Note 9)                           $  -      $10.1
 Current portion of long-term debt (Note 10)         34.5        -
 Accounts payable (Note 9)                           81.8      73.5
 Compensation and retirement benefits (Note 13)      25.9      42.4
 Product warranties                                  24.2      21.2
 Co-op advertising and merchandising programs        21.7      22.5
 Income taxes payable                                 1.1       2.3
 Other accrued expenses                              47.8      47.0
                                                    ------------------
  Total current liabilities                         237.0     219.0

Noncurrent Liabilities
 Long-term debt (Note 10)                           170.0     149.5

Stockholders' Equity
 Preferred stock, $1 par value; 8,000,000
  shares authorized; none outstanding                  -         -
 Common stock, $1 par value; 100,000,000
  shares authorized; 35,909,617 and 30,283,769
  shares issued                                      35.9      30.3
 Additional paid-in capital                         205.1     171.4
 Retained earnings (deficit)                        (88.1)      8.9
 Cost of 21,000 common shares in treasury             (.5)      (.5)
                                                   --------------------
  Total stockholders' equity (Note 11)              152.4     210.1
                                                   --------------------
   Total liabilities and stockholders' equity      $559.4    $578.6
                                                   ====================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Statements of Consolidated cash flows
In millions

                                                  Increase (Decrease) in Cash
                                                     Year Ended December 31
                                                    1993      1992      1991
- -----------------------------------------------------------------------------
Cash Flows from Operating Activities
 Income (loss) from operations                     $(97.0)   $(105.9)  $(51.6)
 Adjustments to reconcile income (loss)
 to net cash used by operations:
  Depreciation                                       35.4       37.7     37.9
  Write down of fixed assets as a part of
   restructuring (Note 3)                            16.2        3.7       -
  Employee retirement plan contribution in stock     14.6        6.2       -
  Other (Note 3)                                       .2        1.1    (8.9)
  Changes in assets and liabilities:
   Current accounts                                   3.4       40.7    12.9
   Other assets                                      (1.0)        .6      .7
                                                   ----------------------------
 Net cash used by operating activities              (28.2)     (15.9)   (9.0)
                                                   ----------------------------

Cash Flows from Investing Activities
 Capital additions                                  (26.1)     (32.6)  (36.7)
  Proceeds from sale of property, plant
   and equipment                                       .4        6.9    12.8
                                                   ----------------------------
 Net cash used by investing activities              (25.7)     (25.7)  (23.9)
                                                   ----------------------------

Cash Flows from Financing Activities
 Short-term borrowings, net                         (10.1)      10.1      -
 Proceeds from issuance of long-term debt            55.0         -       -
 Proceeds from issuance of common stock, net         24.0        1.0    14.5
 Principal payments on long-term debt                  -          -     (1.6)
                                                   ----------------------------
 Net cash provided by financing activities           68.9       11.1    12.9
                                                   ----------------------------

Cash
  Increase (decrease) in cash                        15.0      (30.5)  (20.0)
  Cash at beginning of year                           5.8       36.3    56.3
                                                   ----------------------------
  Cash at end of year                               $20.8       $5.8   $36.3
                                                   ============================

Changes in Current Assets and Liabilities
 Increase (decrease) in cash attributable
 to changes in:
  Receivables, net                                  $15.2      $20.6    $1.1
  Income taxes, net                                    .8      (14.5)   (7.4)
  Inventories                                        (8.3)      38.6    12.1
  Other assets                                         .1         .1      .3
  Accounts payable and accrued expenses              (4.4)      (4.1)    6.8
                                                    ---------------------------
   Net change in current accounts                    $3.4      $40.7   $12.9
                                                    ===========================

 Supplemental  Disclosure
 Supplemental disclosure of cash flow information-
  Cash paid (refunded) during the period for:
   Interest                                         $15.0      $13.5   $12.3
   Income taxes                                      (1.2)      (1.5)    7.5


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 Notes to Consolidated Financial Statements
            ---------------------------------------------------------

Note One - Significant Accounting Policies:

Principles of consolidation: The consolidated financial statements include the accounts of Zenith Electronics Corporation and all domestic and foreign subsidiaries (the company). All significant intercompany balances and transactions have been eliminated.

Statements of consolidated cash flows: The company considers time deposits, certificates of deposit and all highly liquid investments purchased with an original maturity of three months or less to be cash.

Inventories: Inventories are stated at the lower of cost or market. Costs are determined for all inventories except picture tube inventories using the first-in, first-out (FIFO) method. Picture tube inventories are valued using the last-in, first-out (LIFO) method.

Properties and depreciation: Additions of plant and equipment with lives of eight years or more are depreciated by the straight-line method over their useful lives. Accelerated methods are used for depreciation of virtually all other plant and equipment items, including high technology equipment that may be subject to rapid economic obsolescence.
  Property held for disposal is stated at the lower of cost or estimated net realizable value. As of December 31, 1993, $5.9 million of property held for disposal was included in Other Noncurrent Assets and included certain facilities and land no longer used in the company's operations.
  Most tooling expenditures are charged to expense in the year acquired, except for picture tube tooling which is amortized over four years. Certain production fixtures are capitalized as machinery and equipment.
  Rental expenses under operating leases were $9.0 million, $8.8 million and $8.9 million in 1993, 1992 and 1991, respectively. Commitments for lease payments in future years are not material.
  The company capitalizes interest on major capital projects. Such interest has not been material.

Engineering, research, product warranty and other costs: Engineering and research costs are expensed as incurred. Estimated costs for product warranties are provided at the time of sale based on experience factors. The costs of co-op advertising and merchandising programs are also provided at the time of sale.

Foreign currency: The company uses the U.S. dollar as the functional currency for all foreign subsidiaries. Foreign exchange gains and losses are included in Other Operating Expense (Income) and were not material in 1993, 1992 and 1991.

Earnings per share: Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6 1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The number of shares used in the computation were 32.3 million, 29.5 million and 28.8 million in 1993, 1992 and 1991, respectively.

Note Two - Financial Results and Liquidity:
The company has incurred losses from operations of $97.0 million, $105.9 million and $51.6 million in 1993, 1992 and 1991, respectively. For many years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from cost reduction programs, these lower color television prices together with inflationary cost increases have more than offset such cost reduction benefits.
  The company's 1994 operating plan is designed to improve financial results through cost reductions, repositioning of product lines and intensified asset management. The plan also seeks to improve the profitability of the core business and contemplates the introduction of new products such as home theater TVs. These efforts along with continued investments in the development of new technologies (such as high definition television and new digital cable products) are expected to involve significant expenditures by the company in 1994 and beyond.
  The company's Credit Agreement (see Note Nine) expires on December
31, 1994. The maximum commitment for funds available for borrowing under the Credit Agreement is $90 million, but is limited by a defined borrowing base formula related to eligible accounts receivable and inventory. Although the company believes that the Credit Agreement, together with extended-term payables expected to be available from a foreign supplier and its continuing efforts to obtain other financing sources, will be adequate to meet its seasonal working capital needs in 1994, there can be no assurances that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events.

Note Three - Restructuring and Other Charges:
During the fourth quarter of 1993, the company recorded a charge of $31.0 million primarily to restructure certain product areas and re-engineer its core consumer electronics and cable business. The restructuring will affect computer monitors and magnetics, product areas in which the company is bringing its production capacity more in line with expected reduced levels of business. The fourth-quarter charge was primarily for non-cash fixed asset and inventory write-downs, as well as severance costs, and is designed to reduce fixed costs and operating expenses.
  During 1992, the company recorded $48.1 million of restructuring and other charges. These included provisions for severance, inventory valuation and other restructuring costs, along with writeoffs of trade receivables. Designed to reduce fixed costs and operating expenses, the restructuring actions include manufacturing consolidations and related employment reductions in Mexico, consolidation of company-owned distribution and other activities, and salaried employment reductions throughout the company.
  During 1991, the company initiated certain restructuring actions.
Integral to the restructuring was the sale and leaseback of the land and building in Taiwan and the consolidation of the color television final assembly operation into Mexico. Taken as a whole, the restructuring actions had no impact on the operating results of the company as the $8.9 million net gain on the sale of the Taiwan property was offset by charges relating to the restructuring.

Note Four - Income Taxes:
In the fourth quarter of 1992, the company elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes", which requires the use of the liability method in accounting for income taxes. This statement superseded SFAS
No. 96, which the company adopted retroactively in October 1989. The adoption of SFAS No. 109 had no effect on the financial statements of the company because the related net deferred tax assets were offset by a valuation allowance. The valuation allowance was established since the realization of these assets cannot be reasonably assured, given the company's recurring losses.
  The components of income taxes (credit) were:

                                                 Year Ended December 31
In millions                                      1993     1992      1991
- -------------------------------------------------------------------------
Currently payable (refundable):
  Federal                                        $(.1)   $  (5.9)   $ -
  State                                            .1         .1      .1
  Foreign                                          -         (.1)     .1
Currently deferred                                 -       (10.0)     -
                                                 ------------------------
 Total income taxes (credit)                     $ -     $ (15.9)   $ .2
                                                 ========================


  The $15.9 million income tax credit in 1992, resulted from the reversal of $10.0 million of previously accrued tax reserves no longer required in connection with earnings of a foreign subsidiary and $5.9 million of net operating loss carryback applications which resulted in cash refunds.
  The statutory federal income tax rate and the effective tax rate are compared below:

                                                 Year Ended December 31
                                                  1993     1992    1991
- --------------------------------------------------------------------------
 Statutory federal income tax rate               (35.0)% (34.0)%  (34.0)%
 State income taxes, net                            .1      .1       .2
 Foreign tax effects                                .5     2.0       .9
 Tax benefits not recognized
  subject to future realization                   34.5    31.9     33.2
 Net operating loss carryback                      (.1)   (4.9)      -
 Reversal of previously
  accrued reserve                                   -     (8.2)      -
 Other                                              -       -        .1
                                                 -------------------------
 Effective tax rate                                 -    (13.1)%     .4%
                                                 =========================


Deferred tax assets (liabilities) are comprised of the following:

                                                 Year Ended December 31
In millions                                          1993      1992
- -----------------------------------------------------------------------
Loss carryforwards                                  $145.3     $114.8
Inventory valuation                                   16.5       12.7
Product warranty                                      13.0       10.1
Co-op advertising                                      4.0        1.4
Merchandising                                          6.7        7.0
Other                                                 25.7       21.4
                                                 ----------------------
 Deferred tax assets                                 211.2      167.4
                                                 ----------------------
Depreciation                                          12.6       14.0
Employee benefits                                       .6         .5
Other                                                 18.8       18.4
                                                 ----------------------
 Deferred tax liabilities                            (32.0)     (32.9)
                                                 ----------------------
Valuation allowance                                 (179.2)    (134.5)
                                                 ----------------------
 Net deferred tax assets                            $   -      $   -
                                                 ======================


  As of December 31, 1993, the company had $383.5 million of net operating loss carryforwards (NOLs) available for financial statement purposes. For federal income tax purposes, the company had net operating loss carryforwards of $365.5 million and unused tax credits of $4.6 million, (which expire from 2000 through 2008).
  The company expects these NOLs and tax credits to be available in the future to reduce the Federal income tax liability of the company. However, should there occur a 50% "ownership change" of the company as defined under section 382 of the Internal Revenue Code of 1986, the company's ability to utilize the NOLs and available tax credits would be restricted to a prescribed annual amount (currently 5.06% of the market value of the company at the time of the ownership change). The company has knowledge of equity holdings and stock options which must be counted as changes in the ownership of the company aggregating about 37 percent as of the three years ended December 31, 1993. As of the three years ended February 28, 1994, this percentage has decreased to about 33 percent.
   Additional equity-related transactions initiated by the company as well as investment decisions made independently by investors may increase this percentage in the future.

Note Five - Geographic Segment Data:
The company's operations involve a dominant industry segment-the design, development, manufacture and sale of video products, including color television sets, video cassette recorders and other consumer electronics products, color picture tubes, computer monitors, cable TV products, and parts and accessories for these products.
   Financial information, summarized by geographic area, is as follows:

                                                Year Ended December 31
In millions                                    1993      1992      1991
- -------------------------------------------------------------------------
Net sales to unaffiliated customers:
 Domestic companies                        $1,158.8  $1,183.7  $1,258.6
 Foreign companies                             69.4      59.8      63.0
                                           ------------------------------
 Total net sales                           $1,228.2  $1,243.5  $1,321.6
                                           ==============================
Income (loss) before income taxes:
 Domestic companies                        $  (97.6) $ (116.9) $  (48.4)
 Foreign companies                               .6      (4.9)     (3.0)
                                           ------------------------------
 Total income (loss) before income taxes   $  (97.0) $ (121.8) $  (51.4)
                                           ==============================
Identifiable assets:
 Domestic companies                        $  448.6  $  467.3  $  559.8
 Foreign companies                            110.8     111.3     127.1
                                           ------------------------------
 Total identifiable assets                 $  559.4  $  578.6  $  686.9
                                           =============================


   Foreign operations consist of manufacturing and sales subsidiaries in Mexico and distribution subsidiaries in Canada and Taiwan. Sales to affiliates are principally accounted for at amounts based on local costs of production plus a reasonable return.

Note Six -- Other Operating Expense (Income):
Major manufacturers of televisions and video cassette recorders agreed during 1992 to take licenses under some of the company's U.S. tuning system patents (the licenses expire in 2003). Royalty income related to the tuning system patents (after deducting legal expenses) was $25.7 million and $26.0 million in 1993 and 1992, respectively, and is included in Other Operating Expense (Income). The $26.0 million in 1992 included $5.3 million of past royalties.

Note Seven - Inventories:
Inventories consisted of the following:

                                                       December 31
In millions                                          1993       1992
- --------------------------------------------------------------------
Raw materials and work-in-process                  $137.2     $130.4
Finished goods                                       78.1       72.8
                                                   -----------------
                                                    215.3      203.2
Excess of FIFO cost over LIFO cost                   (9.1)      (5.3)
                                                   -----------------
 Total inventories                                 $206.2     $197.9
                                                   =================


   As of December 31, 1993 and 1992, inventories of $24.1 million and $19.6 million, respectively, were valued using the LIFO method.

Note Eight - Property, Plant and Equipment:
Property, plant and equipment consisted of the following:

                                                     December 31
In millions                                        1993      1992
- ---------------------------------------------------------------------
Land                                             $  7.4     $  8.0
Buildings                                         151.0      159.5
Machinery and equipment                           549.9      537.0
                                               ----------------------
                                                  708.3      704.5
Less accumulated depreciation                    (554.4)    (518.4)
                                               ----------------------
 Total property, plant and equipment, net        $153.9     $186.1
                                               ======================


Note Nine - Short-term Debt and Credit Arrangements:
The company entered into a Credit Agreement dated as of May 21, 1993, with a lending group led by General Electric Capital Corporation, for working capital purposes. Borrowings under the Credit Agreement are secured by accounts receivable, inventory, general intangibles, trademarks and the tuning system patent license agreements of the company and certain of its domestic subsidiaries. The Credit Agreement is scheduled to expire on December 31, 1994. The maximum commitment of funds available for borrowing under the Credit Agreement is $90 million, but is limited by a defined borrowing base formula related to eligible receivables and eligible inventory. Net proceeds arising from material asset transactions will result in a partial reduction in the maximum commitment of the lenders thereunder. Interest on borrowing is based on market rates with a commitment fee of 1/2 % per annum payable monthly on the unused balance of the facility. As of December 31, 1993, no borrowings were outstanding under the Credit Agreement.
   The Credit Agreement contains restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. As amended, the ratio of liabilities to net worth, as of December 31, 1993, was required to be not greater than 3.70 to 1.0 and was actually 2.67 to 1.0, and net worth was required to be equal to or greater than 140.0 million and was actually 152.4 million. At the end of each of the first three fiscal quarters of 1994, the liabilities to net worth ratio is required to be maintained at various levels ranging from a high of 4.95 to 1.0 to a low of 3.70 to 1.0 and minimum net worth is required to be maintained at amounts ranging from a high of $120.0 million to a low of $101.0 million. In addition, there are restrictions regarding capital expenditures, specified dollar limits on the amount of inventory for certain of the company's products, investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. The Credit
Agreement prohibits dividend payments on the company's common stock, restricts dividend payments on any of its preferred stock, if issued, and prohibits the redemption or repurchase of stock.
   As of December 31, 1992, the company had $10.1 million outstanding under its previous $60 million revolving credit and security agreement. The agreement, which was terminated by the company on May 21, 1993, contained restrictive covenants similar in nature to the current Credit Agreement.
   Borrowings and interest rates on short-term debt were:

                                                Year Ended December 31
In millions                                    1993      1992      1991
- -------------------------------------------------------------------------
Maximum month-end borrowings                  $66.4     $40.1       $-
Average daily borrowings                       35.0      23.1        -
Weighted average interest rate                  8.1%      7.5%       -


   Contracts with certain foreign suppliers permit the company to elect interest-bearing extended-payment terms. As of December 31, 1993 and 1992, $8.5 million and $10.8 million, respectively, of these obligations were outstanding and shown as accounts payable.


Note Ten - Long-term Debt:
The components of long-term debt were:

                                                      December 31
In millions                                          1993     1992
- ---------------------------------------------------------------------
12 1/8% notes due 1995                            $  34.5   $ 34.5
6 1/4% convertible subordinated
 debentures due 2011                                115.0    115.0
8.5% senior subordinated
 convertible debentures due 2000                     55.0       -
                                                   ------------------
                                                    204.5    149.5
Less current portion                                 34.5       -
                                                   ------------------
   Total long-term debt                            $170.0   $149.5
                                                   ==================


   Subsequent to December 31, 1993, the company redeemed its outstanding 12 1/8% notes due 1995 at a redemption price equal to par value, totaling $34.5 million plus accrued interest.
   The 6 1/4% convertible subordinated debentures are unsecured general obligations, subordinate in right of payment to certain other debt obligations, and are convertible into common stock at $31.25 per share.
Terms of the debenture agreement include annual sinking-fund payments of $5.8 million beginning in 1997. The debentures are redeemable at the option of the company, in whole or in part, at specified redemption prices at par or above. In November 1993, the company sold to certain institutional investors $55 million of 8.5% senior subordinated convertible debentures due 2000. The debentures are unsecured general obligations, subordinate in right of payment to certain other debt obligations, and are convertible into shares of common stock at an initial conversion price of $9.76 per share. The debentures are redeemable at the option of the company, in whole or in part, at any time on or after November 19, 1997, at specified redemption prices at par or above.
   The fair value of long-term debt is $134.4 million as of December 31, 1993, as compared to the carrying amount of $170.0 million. The fair value of the company's 6 1/4% convertible subordinated debentures is based on the quoted market price from the New York Stock Exchange. The fair value of the 8.5% convertible senior subordinated debentures is based on the quoted price obtained from third party financial institutions. Currently, the company's Credit Agreement would not allow the company to extinguish the long-term debt through purchase and thereby realize the gain.

Note Eleven - Stockholders' Equity:
Changes in stockholders' equity accounts are shown below:

                                                       Additional
                                             Common     Paid-in     Treasury
In millions                                   Stock     Capital      Shares
- -----------------------------------------------------------------------------
Balance, December 31, 1990                    $27.7      $152.5       $(.7)
 Sale of common stock                           1.5        12.9          -
 Other                                           -          (.1)        .2
                                              -------------------------------
Balance, December 31, 1991                     29.2       165.3        (.5)
 Stock issued for benefit plans                 1.0         5.2          -
 Stock issued for stock options                  .1          .7          -
 Other                                           -           .2          -
                                              -------------------------------
Balance, December 31, 1992                     30.3       171.4        (.5)
 Sales of common stock                          3.4        19.8          -
 Stock issued for benefit plans                 2.0        12.6          -
 Stock issued for stock options                  .1          .6          -
 Other                                           .1          .7          -
                                              -------------------------------
Balance, December 31, 1993                    $35.9      $205.1       $(.5)
                                              ===============================


   A Registration Statement filed with the Securities and Exchange
Commission covering 5 million shares of common stock became effective in May 1993. The company sold 3.4 million shares of authorized but unissued shares of common stock to investors under this shelf registration during 1993. Subsequent to December 31, 1993, the company sold the remaining 1.6 million shares under this registration and an additional 2.0 million shares under a new shelf registration and intends to file a shelf registration for an additional 5.0 million shares.
   On February 25, 1991, the company entered into investment and technology agreements with GoldStar Co. Ltd. Under the investment agreement, the company sold to GoldStar 1,450,000 shares of previously authorized but unissued common stock for $15.0 million.
   Pursuant to a Rights Agreement (as amended), a "right" entitling the holder thereof to purchase under certain conditions, one-half of one share of common stock at an exercise price of $37.50, subject to adjustment, was distributed with respect to each outstanding share of common stock in 1986, and with respect to each additional share of common stock that has become outstanding since then.
   The rights will become exercisable upon the earlier to occur of (i) the 10th day after a public announcement that a third party has become the beneficial owner of 25% or more of the outstanding common stock (an
"acquiring person") or (ii) the 10th day after the commencement of, or the announcement of an intention to commence, an offer the consummation of which would result in a third party beneficially owning 25% or more of the common stock.
   In the event any person becomes an acquiring person, each holder of a right (other than the acquiring person) will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the right. The rights, which have no voting rights, expire in 1996. The rights may be redeemed at the option of the company at any time prior to such time as any person becomes an acquiring person. Under certain conditions and following a stockholder vote, the rights shall be redeemed by the company. In either case, the redemption price will be $.05 per right, subject to adjustment.
   The Rights Agreement also provides that under certain circumstances at any time after any person has become an acquiring person, the Board of Directors may exchange the rights (other than rights owned by such person) in whole or in part, for common stock at an exchange ratio of one-half of a share of common stock per right, subject to adjustment.
   At the company's Annual Meeting of Stockholders in May 1993, the stockholders approved the authorization of 8 million shares of preferred stock of which none are issued or outstanding as of December 31, 1993.
The Board of Directors of the company is authorized to issue the preferred stock from time to time in one or more series and to determine all relevant terms of each such series, including but not limited to the following (i) whether and upon what terms, the shares of such series would be redeemable; (ii) whether a sinking fund would be provided for the redemption of the shares of such series and, if so, the terms thereof; and
(iii) the preference, if any, to which shares of such series would be entitled in the event of voluntary or involuntary liquidation of the company.

Note Twelve - Stock Options and Awards:
The 1987 Stock Incentive Plan authorizes the granting of incentive and non-qualified stock options, restricted stock awards and stock appreciation rights to key management personnel. The purchase price of shares under option is the market price of the shares on the date of grant. Options expire 10 years from the date granted.
   Transactions in 1993 and 1992 are summarized below:

                                                      1993           1992
- -----------------------------------------------------------------------------
Options outstanding at January 1                    1,854,430      1,598,206
Options granted                                       433,550        471,050
Options exercised                                     (95,675)       (98,600)
Options canceled or expired                          (211,300)      (116,226)
                                                   --------------------------
Options outstanding at December 31                  1,981,005      1,854,430

Options exercisable at December 31                  1,388,005      1,192,255

Shares available for grant at December 31             695,431        189,309

Option prices per share:
 Outstanding at January 1                      6 3/8 - 13 3/4  6 3/8 - 14 1/8
 Granted                                       6 3/4 -  7 1/4  6 5/8 -  9 3/4
 Exercised                                     6 3/8 -  8 3/8  6 7/8 -  8 3/8
 Canceled or expired                           6 7/8 - 13 3/4  6 7/8 - 14 1/8
 Outstanding at December 31                    6 3/8 -  9 3/4  6 3/8 - 13 3/4


   The company had 63,837 and 69,836 restricted stock awards issued and outstanding as of December 31, 1993 and 1992, respectively. The market value of the restricted shares is deferred in the additional paid-in capital account and amortized over the years the restrictions lapse. Total compensation expense in 1993 and 1992, related to these awards, was not material.

Note Thirteen - Retirement Plans and Employee Benefits:
Virtually all employees in the United States and Canada are eligible to participate in noncontributory profit-sharing retirement plans after completing one full year of service. The plans provide for a minimum annual contribution of 6% of employees' eligible compensation.
Contributions above the minimum could be required based upon profits in excess of a specified return on net worth. Profit-sharing contributions were $9.7 million, $11.1 million and $11.5 million in 1993, 1992 and 1991, respectively. The 1993, 1992 and 1991 contributions were partially funded through the issuance of approximately 1,021,000, 982,000 and 1,000,000 shares, respectively, of the company's common stock.
   Employees in Mexico and Taiwan are covered by government- mandated plans, the costs of which are accrued by the company.
   In the fourth quarter of 1993, the company elected early adoption of Statement of Financial Accounting Standards (SFAS) No.112, "Employers' Accounting for Postemployment Benefits." This statement requires that the company follow an accrual method of accounting for the benefits payable to employees when they leave the company other than by reason of retirement. Since most of these benefits were already accounted for by the company by the accrual method, adoption of SFAS No 112 did not have a material effect on the financial statements of the company, nor is it expected to have a material effect on future results of operations.
   Presently, the company does not offer any postretirement benefits; as a result, the 1992 adoption of SFAS No. 106 did not have any effect on the financial statements of the company.


Note Fourteen - Contingencies:
The company is involved in various legal actions, environmental matters, patent claims, and other proceedings relating to a wide range of matters that are incidental to the conduct of its business. In addition, the company remains liable for certain retained obligations of a discontinued business, principally income and other taxes prior to the closing of the sale. The company believes, after reviewing such matters and consulting with the company's counsel, that any liability which may ultimately be incurred with respect to these matters is not expected to have a material effect on either the company's consolidated financial position or results of operations.

Note Fifteen - Reclassifications:
Certain prior-year amounts have been reclassified to conform with the presentation used in the current year.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
       --------------------------------------------------------------

To the Stockholders of Zenith Electronics Corporation:
We have audited the accompanying consolidated balance sheets of Zenith Electronics Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenith Electronics Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                                               /S/ARTHUR ANDERSEN & CO.
                                               ------------------------
                                                 ARTHUR ANDERSEN & CO.
Chicago, Illinois,
February 14, 1994

                 UNAUDITED QUARTERLY FINANCIAL INFORMATION
            -----------------------------------------------------

In millions, except per share amounts

                                  1993 Quarters Ended                     1992 Quarters Ended
                        -----------------------------------  -------------------------------------------
                        Dec. 31(1)  Oct. 2  July 3  April 3   Dec. 31(2)  Sept. 26(3)  June 27  Mar. 28
- --------------------------------------------------------------------------------------------------------
Net sales                $361.2     $301.8  $274.7  $290.5     $385.0      $313.3       $280.0   $265.2

Gross margin               26.1       17.2     9.0    12.0       27.1        17.4          9.6     10.1

Net income (loss)         (36.0)     (14.5)  (24.7)  (21.8)     (20.3)      (41.8)       (15.2)   (28.6)

Per share of common
 stock (primary and
 fully diluted):
 Net income (loss)       $(1.04)     $(.44)  $(.79)  $(.72)     $(.67)     $(1.42)       $(.52)   $(.98)

New York Stock Exchange
 market price per
 share:
 High                     8 1/8      8 3/8   10 1/2   8 3/8      7         8              9 3/8    11 1/8
 Low                      6 1/4      6 1/4    6 1/2   5 7/8      5         6 1/8          6 3/4     7 1/4
 End of quarter           7          6 1/2    7 7/8   7          5 7/8     6 1/4          7 1/4     9 1/8


 (1) Includes $31.0 million of restructuring and other charges (see Note 3 of Notes to Consolidated Financial Statements).

 (2) Includes $24.8 million of restructuring and other charges (see Note 3 of Notes to Consolidated Financial Statements) and $10.0 million of income tax credits (see Note 4 of Notes to Consolidated Financial Statements).

 (3) Includes $23.3 million of restructuring and other charges (see Note 3 of Notes to Consolidated Financial Statements).
