Form 10-K/A
period 1993-12-31
ZENITH ELECTRONICS CORP
filed 1994-03-18
CIK 109265

- -----------------------------------------------------------------------------

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A - 1

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

The full purpose of this Amendment No.1 to the 1993 Form 10-k is to add to
ITEM 14 (a) (3) the exhibit shown in this amendment as (10la) and to reflect this addition on the INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS. The new exhibit is attached to this Amendment No.1 as Exhibit (101a).

- -----------------------------------------------------------------------------

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

  *(10la) Amendment to Addendum to Supplemental Letter Agreement, dated as of December 8, 1993, with Jerry K. Pearlman

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

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ZENITH ELECTRONICS CORPORATION
                                        (Registrant)


Date: March 18, 1994                    By:/s/ Kell B. Benson
                                            ------------------
                                            Kell B. Benson
                                            Vice President-Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

             INDEX TO FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                     Page
                                                                    Number
                                                                    ------
Report of Independent Public Accountants on
  Financial Statement Schedules                                       24

Financial Statement Schedules:

    Schedule V     -  Property, Plant and Equipment                   25

    Schedule VI    -  Accumulated Depreciation, Depletion and
                       Amortization of Property, Plant and Equipment  26

    Schedule VIII  -  Valuation and Qualifying Accounts               27

    Schedule IX    -  Short-Term Borrowings                           28

    Schedule X     -  Supplementary Income Statement Information      29

Consolidated Financial Statements                                     30

Notes to Consolidated Financial Statements                            33

Report of Independent Public Accountants                              41

Unaudited Quarterly Financial Data                                    42

Exhibits:

    (10e)  Amendment, dated March 28, 1988, to Restricted Stock
            Agreement of Jerry K. Pearlman                            43

    (10la) Amendment to Addendum to Supplemental Letter Agreement,
           dated as of December 8, 1993, with Jerry K. Pearlman       46

    (10n)  Form of Stock Indemnification Rights Grant with
            Jerry K. Pearlman and Kell B. Benson                      47

    (21)   Subsidiaries of the company                                51

    (23)   Consent of Independent Public Accountants                  52