Form 10-Q
period 1994-04-02
ZENITH ELECTRONICS CORP
filed 1994-05-16
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q




  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
                 For the quarterly period ended April 2, 1994

                                        OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from_____________to____________


                         Commission File Number:  1-4115



                          ZENITH ELECTRONICS CORPORATION
              (Exact name of registrant as specified in its charter)



                 Delaware                                      36-1996520
       (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                     Identification No.)



    1000 Milwaukee Avenue, Glenview, Illinois                      60025
    (Address of principal executive offices)                    (Zip Code)



                               (708)391-7000
             (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No
                                              ---      ---

  As of April 30, 1994, there were 41,088,750 shares of Common Stock, par value $1 per share, outstanding.

                              ZENITH ELECTRONICS CORPORATION

                                        FORM 10-Q

                                          INDEX

                                                                        Page
                                                                       Number
                                                                      --------

Part I.     Financial Information:

  Item 1.     Financial Statements

              Condensed Consolidated Statements of Operations --
              Three months ended April 2, 1994 and April 3, 1993          3

              Condensed Consolidated Balance Sheets --
              April 2, 1994, December 31, 1993 and April 3, 1993          4

              Condensed Consolidated Statements of Cash Flows --
              Three months ended April 2, 1994 and April 3, 1993          5

              Notes to Condensed Consolidated Financial Statements        6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Analysis of Operations                                      8

              Liquidity and Capital Resources                             8


Part II.    Other Information:

  Item 1.     Legal Proceedings                                           9

  Item 2.     Changes in Securities                                       9

  Item 6.     Exhibits and Reports on Form 8-K                           10


Signatures                                                               13

                           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                           ZENITH ELECTRONICS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        In Millions, Except Per Share Amounts

                                                      Three Months Ended
                                                    ----------------------
                                                    April 2,     April 3,
                                                      1994         1993
                                                    ----------  ----------

Net sales                                           $  297.1    $  290.5
                                                    ----------  ----------

Costs, expenses and other:
  Cost of products sold                                276.3       278.5
  Selling, general and administrative                   23.8        22.5
  Engineering and research                              11.4        12.9
  Other operating expense
   (income), net (Note 2)                               (5.9)       (4.8)
                                                    ----------  ----------

Operating income (loss)                                 (8.5)      (18.6)
Interest expense                                        (3.4)       (3.2)
Interest income                                           -           -
                                                    ----------  ----------

Income (loss) before income taxes                      (11.9)      (21.8)
Income taxes (Note 3)                                     -           -
                                                    ----------  ----------

Net income (loss)                                   $  (11.9)   $  (21.8)
                                                    ==========  ==========

Net income (loss) per share of
 common stock (Note 4)                              $   (.32)   $   (.72)
                                                    ==========  ==========


[FN]
See accompanying Notes to Condensed Consolidated Financial Statements.

                           ZENITH ELECTRONICS CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    In Millions

                                                  April 2,     December 31,      April 3,
                                                    1994          1993             1993
                                                 ----------    ------------     ----------
ASSETS
- ------
Current assets:
  Cash                                           $    -         $  20.8         $    -
  Receivables, net of allowance for
   doubtful accounts of $2.7, $2.5
   and $2.2, respectively                          164.3          162.5           177.6
  Inventories (Note 5)                             236.4          206.2           205.3
  Other                                              6.4            6.1             6.4
                                                 ----------    ------------     ----------
    Total current assets                           407.1          395.6           389.3

Property, plant and equipment, net                 154.9          153.9           177.1
Other                                               13.3            9.9             7.5
                                                 ----------    ------------     ----------
     Total assets                                $ 575.3        $ 559.4         $ 573.9
                                                 ==========    ============     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Short-term debt (Note 6)                       $    -         $    -          $  23.4
  Current portion of long-term debt                   -            34.5              -
  Accounts payable                                  95.0           81.8            81.6
  Income taxes payable                               1.5            1.1             1.7
  Accrued expenses                                 115.6          119.6           129.4
                                                 ----------    ------------     ----------
    Total current liabilities                      212.1          237.0           236.1

Long-term debt (Note 7)                            182.0          170.0           149.5

Stockholders' equity:
  Preferred stock                                     -              -               -
  Common stock (Note 8)                             40.2           35.9            30.3
  Additional paid-in capital                       241.5          205.1           171.4
  Retained earnings (deficit)                     (100.0)         (88.1)          (12.9)
  Treasury stock                                     (.5)           (.5)            (.5)
                                                 ----------    ------------     ----------
    Total stockholders' equity                     181.2          152.4           188.3
                                                 ----------    ------------     ----------
     Total liabilities and stockholders' equity  $ 575.3        $ 559.4         $ 573.9
                                                 ==========    ============     ==========


[FN]
See accompanying Notes to Condensed Consolidated Financial Statements.

                             ZENITH ELECTRONICS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       In Millions

                                                            Increase (Decrease) in Cash
                                                                Three Months Ended
                                                            ---------------------------
                                                              April 2,       April 3,
                                                                1994           1993
                                                            ------------    -----------
Cash flows from operating activities:
  Income (loss) from operations                                $ (11.9)      $ (21.8)
  Adjustments to reconcile income (loss) to
   net cash used by operations:
    Depreciation                                                   7.3           8.8
    Gain on sales of property, plant and equipment                (1.0)           -
    Changes in assets and liabilities:
      Current accounts                                           (23.3)         (1.7)
      Other assets                                                 (.1)           -
                                                            ------------    -----------
  Net cash used by operating activities                          (29.0)        (14.7)
                                                            ------------    -----------

Cash flows from investing activities:
  Capital additions                                              (11.9)         (4.4)
  Proceeds from sales of property, plant and equipment             1.9            -
                                                            ------------    -----------
  Net cash used by investing activities                          (10.0)         (4.4)
                                                            ------------    -----------

Cash flows from financing activities:
  Short-term borrowings, net                                        -           13.3
  Proceeds from issuance of long-term debt                        12.0            -
  Proceeds from issuance of common stock, net                     40.7            -
  Principal payments on long-term debt                           (34.5)           -
                                                            ------------    -----------
  Net cash provided by financing activities                       18.2          13.3
                                                            ------------    -----------

Decrease in cash                                                 (20.8)         (5.8)
Cash at beginning of period                                       20.8           5.8
                                                            ------------    -----------
Cash at end of period                                          $    -        $    -
                                                            ============    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                             $  (1.8)      $   1.6
  Income taxes, net                                                 .4           (.1)
  Inventories                                                    (30.2)         (7.4)
  Other assets                                                     (.3)          (.2)
  Accounts payable and accrued expenses                            8.6           4.4
                                                            ------------    -----------
    Net change in current accounts                             $ (23.3)      $  (1.7)
                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $   6.0       $   6.3
    Income taxes                                                    .1            -


[FN]
See accompanying Notes to Condensed Consolidated Financial Statements.

                           ZENITH ELECTRONICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Basis of presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist, and procedures that will be performed by the Company, later in the year. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1993.

Note 2 - Other operating expense (income)
Royalty income that related to tuning system patents (after deducting legal expenses) was $5.1 million and $5.7 million for the three months ended April 2, 1994 and April 3, 1993, respectively. These amounts are included in Other Operating Expense (Income).

Note 3 - Income taxes
As of April 2, 1994, the Company had $393.6 million of net operating loss carryforwards (NOLs) available for financial statement purposes. For Federal income tax purposes, the Company had NOLs of $377.7 million and unused tax credits of $4.7 million. The NOLs and tax credits expire from 2000 to 2009.
  The Company expects these NOLs and tax credits to be available in the future to reduce the Federal income tax liability of the Company. However, should there occur a 50% "ownership change" of the Company as defined under section 382 of the Internal Revenue Code of 1986, the Company's ability to utilize the NOLs and available tax credits would be restricted to a prescribed annual amount (currently 5.42% of the market value of the company at the time of the ownership change). The Company has knowledge of equity holdings and stock options which must be counted as changes in the ownership of the Company aggregating about 21 percent as of the three years ended April 2, 1994.
  Additional equity-related transactions initiated by the Company as well as investment decisions made independently by investors may increase this percentage in the future.

Note 4 - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 37.7 million and 30.3 million for the three months ended April 2, 1994 and April 3, 1993, respectively.

Note 5 - Inventories
Inventories consisted of the following (in millions):

                                      April 2,     December 31,     April 3,
                                       1994            1993          1993
                                     ---------     ------------    ---------
Raw materials and work-in-process    $ 147.6        $ 137.2        $ 143.0
Finished goods                          97.9           78,1           67.6
                                     ---------     ------------    ---------
                                       245.5          215.3          210.6
Excess of FIFO cost over LIFO cost      (9.1)          (9.1)          (5.3)
                                     ---------     ------------    ---------
      Total                          $ 236.4        $ 206.2        $ 205.3
                                     =========     ============    =========


  As of April 2, 1994, December 31, 1993 and April 3, 1993, $27.3 million, $24.1 million and $27.7 million, respectively, of inventories were valued using the LIFO method.
  An actual determination of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Since these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory determination.

Note 6 - Short-term debt and credit arrangements
On April 21, 1994, the Company entered into an amendment (the "Fifth Amendment") to its $90 million Credit Agreement dated as of May 21, 1993. The Fifth Amendment extended the termination date from December 31, 1994 to June 30, 1996 on modestly improved terms. As of April 2, 1994, the Company had no borrowings under the Credit Agreement.
  The Credit Agreement (as amended) contains restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. The ratio of liabilities to net worth and minimum net worth amount varies from quarter to quarter. As of April 2, 1994, the ratio of liabilities to net worth was required to be not greater than 3.70 to 1.0 and was actually
2.17 to 1.0, and net worth was required to be equal to or greater than $120.0 million and was actually $181.2 million. At the end of each fiscal quarter through March 30, 1996, the liabilities to net worth ratio is required to be maintained at various levels ranging from a high of 4.95 to
1.0 to a low of 3.50 to 1.0 and minimum net worth is required to be maintained at amounts ranging from a high of $166.0 million to a low of $101.0 million.

Note 7 - Long-term debt
In January 1994 the Company redeemed $34.5 million of notes due January 1995 at a redemption price equal to par value plus accrued interest. The Company also issued and sold $12.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001 (similar to the $55.0 million sold during 1993) in a private placement.

Note 8 - Stockholders' equity
During the first quarter of 1994 the Company sold 3.9 million shares of authorized but unissued shares of common stock to investors under three separate registration statements that had been filed with the Securities and Exchange Commission. The Company also sold .4 million shares of authorized but unissued shares of common stock through the exercise of stock options. The combined result of these stock sales was to increase stockholders' equity by $40.7 million.
  On March 8, 1994, the Company filed a Registration Statement with the Securities and Exchange Commission for 5.0 million shares of common stock to be sold by means of a prospectus. This Registration Statement became effective on March 15, 1994 and the Company subsequently sold approximately .3 million shares of common stock through April 2, 1994.

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Analysis of Operations
- -----------------------

The Company incurred a loss of $11.9 million, or 32 cents per share, for the first quarter of 1994, compared with a loss of $21.8 million, or 72 cents per share, for the first quarter of 1993. Total sales in the quarter were $297.1 million in 1994, compared with $290.5 million in 1993. Core business sales in the first quarter of 1994 increased by approximately $29 million compared with the first quarter of 1993, even after absorbing approximately $8 million of lower color television sales due to reduced selling prices. Sales for non-core business areas decreased by approximately $22 million in the quarter.
  The increase in core business sales, primarily higher color television unit shipments, was attributed to the acceptance of the Company's color TV product line and the continued strength of the Zenith brand name.
  Cost reductions achieved in the quarter were on plan as the Company continued to implement major re-engineering actions in the core Consumer Electronics and Cable/Network Systems business. These improvements, along with the reduced duty costs under the North American Free Trade Agreement, were, in part, offset by inflationary cost increases, primarily labor costs in Mexico.
  Selling, general and administrative expenses of $23.8 million were up slightly while engineering and research expenses of $11.4 million were down slightly compared with the first quarter of 1993.
  Results for the first quarter of 1994 include $5.1 million of royalty revenues from tuning system licenses (net of legal expenses). These revenues were $5.7 million in the first quarter of 1993.

Liquidity and Capital Resources
- --------------------------------

Cash decreased $20.8 million during the three months ended April 2, 1994. The decrease consisted of $29.0 million of cash used by operating activities and $10.0 million, net, used to purchase fixed assets. These uses of cash were offset by $18.2 million, net, of cash provided from financing activities which included sales of the Company's common stock and the issuance of long-term debt offset by cash used for the redemption of the Company's notes due January 1995.
  During the three months ended April 2, 1994, $29.0 million of cash was used by operating activities mainly to fund a $23.3 million change in current accounts and $5.6 million of net losses from operations as adjusted for depreciation and a gain on sales of property, plant and equipment. The change in current accounts was composed of a $30.2 million increase in inventories (due mainly to increased levels of color television finished goods to support increased unit volume) and a $1.8 million increase in receivables offset by an $8.6 million increase in accounts payable and accrued expenses.
  During the three months ended April 2, 1994, investing activities used $10.0 million of cash which consisted of capital additions of $11.9 million offset by $1.9 million of proceeds from sales of property, plant and equipment. In the same period of 1993, investing activities used $4.4 million of cash for capital additions. Capital additions for the full year 1994 are expected to be about $60 million, significantly higher than the $26.1 million for the full year 1993 due mainly to moving the Company's injection molding operation to Mexico and re-engineering activities related to the core consumer electronics business.
  During the three months ended April 2, 1994, financing activities provided $18.2 million of cash. Sales of the Company's common stock (including stock options) provided $40.7 million of cash and the sale of 8.5% senior subordinated convertible debentures due 2001 provided $12.0 million of cash. This was offset by $34.5 million of cash used to redeem the Company's outstanding 12 1/8% notes due 1995 at a redemption price equal to par value (plus accrued interest).

  As of April 2, 1994, total interest-bearing obligations of the Company consisted of $182.0 million of long-term debt and $7.1 million of extended-term payables with a foreign supplier. The Company's long-term debt is composed of $115.0 million of 6-1/4% convertible subordinated debentures due 2011 that require annual sinking fund payments of $6.0 million beginning in 1997, $55.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2000 and $12.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001.
  On April 21, 1994, the Company entered into an amendment to its $90 million Credit Agreement to extend the termination date of the Credit Agreement from December 31, 1994 to June 30, 1996 on modestly improved terms. The financial covenants included in the Credit Agreement relate to (i) restrictions on capital expenditures for each fiscal quarter; (ii) a quarterly minimum net worth test; and (iii) a quarterly leverage ratio requirement. (See Note 6 to Condensed Consolidated Financial Statements for further discussion on the financial covenants). On April 21, 1994, the Company had no borrowings under the Credit Agreement.
  On March 8, 1994, the Company filed a Registration Statement with the Securities and Exchange Commission for 5.0 million shares of common stock to be sold by means of a prospectus. This Registration Statement became effective on March 15, 1994 and the Company subsequently sold approximately .3 million shares of common stock through April 2, 1994. As of May 6, 1994, the Company had sold a total of approximately 1.3 million of those shares.
  Although the Company believes that the Credit Agreement, together with extended-term payables expected to be available from a foreign supplier and its continuing efforts to obtain other financing sources, will be adequate to meet its seasonal working capital, capital expenditure and other needs in 1994, there can be no assurance that the Company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events.

Outlook
- --------

The overall outlook for the Company (including its competitive condition and business strategy) is essentially the same as described in the "Outlook" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K for the year ended December 31, 1993.



                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the year ending December 31, 1993, for a description of a $600,000 contribution claim that Ford Electronics and Refrigeration Corporation ("FERCO") asserted against the Company in connection with an EPA civil action for reimbursement of response costs for environmental cleanup at a site at Collegeville, Pennsylvania. The Company and FERCO recently entered into an agreement whereby the Company will contribute $300,000 to a settlement, subject to negotiation of an acceptable consent decree with the government.
  During the three months ended April 2, 1994, no other reportable events or material developments occurred with respect to the legal proceedings described under Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Item 2.  Changes in Securities

(b) The Credit Agreement prohibits dividend payments on the Company's common stock, restricts dividend payments on any of its preferred stock, if issued, and prohibits the redemption or repurchase of stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (4a) Indenture, dated as of April 1, 1986, for 6-1/4% Convertible Subordinate Debentures due 2011 with The First National Bank of Boston, Trustee (incorporated by reference to Exhibit 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1991)

  (4b) Stockholder Rights Agreement, dated of October 3, 1986 (incorporated by reference to Exhibit 4c of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)

  (4c) Amendment, dated April 26, 1988, to Stockholder Rights Agreement (incorporated by reference to Exhibit 4d of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993)

  (4d) Amended and Restated Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4e of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

  (4e) Amendment, dated July 7, 1988, to Stockholder Rights Agreement (incorporated by reference to Exhibit 4f of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

  (4f) Agreement, dated May 23, 1991, among Zenith Electronics Corporation, The First National Bank of Boston and Harris Trust and Savings Bank (incorporated by reference to Exhibit 1 of Form 8, dated May 30, 1991)

  (4g) Amendment, dated May 24, 1991, to Stockholder Rights Agreement (incorporated by reference to Exhibit 2 of Form 8, dated May 30, 1991)

  (4h) Agreement, dated as of February 1, 1993, among Zenith Electronics Corporation, Harris Trust and Savings Bank and The Bank of New York (incorporated by reference to Exhibit 1 of Form 8 dated March 25, 1993)

  (4i) Credit Agreement, dated as of May 21, 1993, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K, dated May 21, 1993)

  (4j) Amendment No. 1 dated November 8, 1993, to the Credit Agreement dated May 21, 1993, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 4(b) of the Company's Current Report on Form 8-K, dated November 19, 1993)

  (4k) Amendment No. 3 dated January 7, 1994, to the Credit Agreement dated May 21, 1993, with General Electric Capital Corporation, as agent and lender, The Bank of New York Commercial Corporation, as lender, and Congress Financial Corporation, as lender (incorporated by reference to Exhibit 4(b) of the Company's Current Report on Form 8-K dated January
11, 1994)

  (4l) Fourth Amendment dated January 28, 1994, to the Credit Agreement dated May 21, 1993, with General Electric Capital Corporation, as agent and lender, The Bank of New York Commercial Corporation, as lender, and Congress Financial Corporation, as lender (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K dated January 31,1994)

  (4m) Fifth Amendment dated April 21, 1994, to the Credit Agreement dated
May 21, 1993, with General Electric Capital Corporation, as agent and lender, The Bank of New York Commercial Corporation, as lender, and Congress Financial Corporation, as lender (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K dated April 21, 1994)

  (4n) Debenture Purchase Agreement dated as of November 19, 1993, with the institutional investors named therein (incorporated by reference to Exhibit 4(a) of the Company's Current Report on Form 8-K dated November 19, 1993)

  (4o) Amendment No. 1 dated November 24, 1993, to the Debenture Purchase Agreement dated as of November 19, 1993, with the institutional investor named therein (incorporated by reference to Exhibit 4(a) of the Company's Current Report on Form 8-K dated November 24, 1993)

  (4p) Amendment No. 2 dated January 11, 1994, to the Debenture Purchase Agreement dated as of November 19, 1993, (incorporated by reference to Exhibit 4(c) of the Company's Current Report on Form 8-K dated January 11, 1994)

  (4q) Debenture Purchase Agreement dated as of January 11, 1994, with the institutional investor named therein (incorporated by reference to Exhibit 4(a) of the Company's Current Report on Form 8-K dated January 11, 1994)


(b)  Reports on Form 8-K:

A report on Form 8-K dated January 11, 1994, was filed by the Company stating under Item 5 that Zenith had agreed to sell to an institutional investor $12 million principal amount of 8.5% Senior Subordinated Convertible Debentures due January 18, 2001, convertible into shares of Common Stock of the Company at an initial conversion price of $10.00 per share of common stock.

A report on Form 8-K dated January 13, 1994, was filed by the Company stating under Item 5 that Zenith had redeemed its outstanding 12 1/8% Notes due 1995 on January 13, 1994, at a redemption price equal to par value, totaling $34.5 million, plus accrued interest.

A report on Form 8-K dated January 31, 1994, was filed by the Company stating under Item 5 that (i) Zenith had entered into an amendment (the "Fourth Amendment") to its $90 million Credit Agreement dated as of May 21, 1993, to revise restrictive financial covenants as of December 31, 1993, (ii) Zenith had issued a press release announcing that it had issued about 1 million shares of common stock with a market value of about $8 million to Zenith's employee profit sharing plans, and (iii) at its meeting on January 24, 1994, Zenith's Board of Directors amended the Company's By-laws.

A report on Form 8-K dated February 4, 1994, was filed by the Company stating under Item 5 that Zenith had amended the Sales Agency Agreement between the Company and Kidder, Peabody & Co. Incorporated dated October 18, 1993 (the "Agreement") to increase the maximum number of shares of the Company's
Common Stock which may be issued and sold in accordance with the terms of the Agreement from 1,800,000 to 2,250,000.

A report on Form 8-K dated February 8, 1994, was filed by the Company stating under Item 5 that an "Investment Considerations" section was included in a recently filed Form S-3 Registration Statement. The Investment Consideration section was reprinted in the Form 8-K.

A report on Form 8-K dated February 10, 1994, was filed by the Company stating under Item 5 that Zenith had filed a Form S-3 Registration Statement under the Securities Act of 1933 (the "Securities Act") for 2,000,000 shares of its Common Stock and Common Stock Purchase Rights to be offered for sale on a delayed or continuous basis pursuant to Rule 415 under the Securities Act.

A report on Form 8-K dated February 15, 1994, was filed by the Company stating under Item 5 that Zenith had issued a press release announcing fourth quarter and full year financial results for 1993.

A report on Form 8-K dated March 1, 1994, was filed by the Company stating under Item 5 that Zenith issued a press release announcing that the Board of Directors of Zenith authorized the sale of up to 5 million shares of the company's Common Stock pursuant to a shelf registration statement expected to be filed shortly with the Securities and Exchange Commission.

                              	SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ZENITH ELECTRONICS CORPORATION
                                         (Registrant)



Date:  May 16, 1994                      By:/s/Kell B. Benson
                                            ----------------------------
                                         Kell B. Benson
                                         Vice President-Finance
                                         and Chief Financial Officer
                                         (Principal Financial Officer)