Form 10-Q
period 1994-07-02
ZENITH ELECTRONICS CORP
filed 1994-08-09
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q




  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934
                 For the quarterly period ended July 2, 1994

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

  As of August 1, 1994, there were 44,232,975 shares of Common Stock, par value $1 per share, outstanding.

                              ZENITH ELECTRONICS CORPORATION

                                        FORM 10-Q

                                          INDEX

                                                                        Page
                                                                       Number
                                                                      --------

Part I.     Financial Information:

  Item 1.     Financial Statements

              Condensed Consolidated Statements of Operations --
              Three and Six months ended July 2, 1994 and July 3, 1993    3

              Condensed Consolidated Balance Sheets --
              July 2, 1994, December 31, 1993 and July 3, 1993            4

              Condensed Consolidated Statements of Cash Flows --
              Six months ended July 2, 1994 and July 3, 1993              5

              Notes to Condensed Consolidated Financial Statements        6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Analysis of Operations                                      8

              Liquidity and Capital Resources                             8

              Outlook                                                     9

Part II.    Other Information:

  Item 1.     Legal Proceedings                                          10

  Item 2.     Changes in Securities                                      10

  Item 4.     Submission of Matters to a Vote of Security Holders        10

  Item 6.     Exhibits and Reports on Form 8-K                           11


Signatures                                                               13

                           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                           ZENITH ELECTRONICS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        In Millions, Except Per Share Amounts

                                         Three Months Ended        Six Months Ended
                                        ---------------------   ---------------------
                                          July 2,    July 3,      July 2,     July 3,
                                           1994       1993         1994        1993
                                        ---------  ---------    ---------   ---------
Net sales                               $  299.0   $  274.7     $  596.1    $  565.2
                                        ---------  ---------    ---------   ---------

Costs, expenses and other:
  Cost of products sold                    270.1      265.7        546.4       544.2
  Selling, general and administrative       26.0       23.2         49.8        45.7
  Engineering and research                  11.4       11.6         22.8        24.5
  Other operating expense
   (income), net (Note 2)                   (3.6)      (4.7)        (9.5)       (9.5)
                                        ---------  ---------    ---------   ---------

Operating income (loss)                     (4.9)     (21.1)       (13.4)      (39.7)
Interest expense                            (3.7)      (3.7)        (7.1)       (6.9)
Interest income                               .2         .1           .2          .1
                                        ---------  ---------    ---------   ---------

Income (loss) before income taxes           (8.4)     (24.7)       (20.3)      (46.5)
Income taxes (credit) (Note 3)                -          -            -           -
                                        ---------  ---------    ---------   ---------

Net income (loss)                        $  (8.4)  $  (24.7)    $  (20.3)   $  (46.5)
                                        =========  =========    =========   =========

Net income (loss) per share of
 common stock (Note 4)                   $  (.20)  $   (.79)    $   (.51)   $  (1.51)
                                        =========  =========    =========   =========

[FN]

See accompanying Notes to Condensed Consolidated Financial Statements.

                       ZENITH ELECTRONICS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                In Millions

                                                  July 2,    December 31,    July 3,
                                                   1994          1993         1993
                                                 ---------   ------------   ---------
ASSETS
- ------
Current assets:
  Cash                                           $    -       $  20.8       $    -
  Receivables, net of allowance for
   doubtful accounts of $2.8, $2.5
   and $2.9, respectively                          183.4        162.5         174.8
  Inventories (Note 5)                             303.9        206.2         222.8
  Other                                              9.4          6.1           6.4
                                                 ---------   ------------   ---------
    Total current assets                           496.7        395.6         404.0

Property, plant and equipment, net                 153.1        153.9         175.3
Other                                               15.1          9.9           7.6
                                                 ---------   ------------   ---------
     Total assets                                $ 664.9      $ 559.4       $ 586.9
                                                 =========   ============   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Short-term debt (Note 6)                       $  49.4      $    -        $  45.9
  Current portion of long-term debt                   -          34.5            -
  Accounts payable                                 115.9         81.8          87.0
  Income taxes payable                               1.8          1.1           1.8
  Accrued expenses                                 117.2        119.6         124.9
                                                 ---------   ------------   ---------
    Total current liabilities                      284.3        237.0         259.6

Long-term debt (Note 7)                            182.0        170.0         149.5

Stockholders' equity:
  Preferred stock                                     -            -             -
  Common stock (Note 8)                             43.0         35.9          32.4
  Additional paid-in capital                       264.5        205.1         183.5
  Retained earnings (deficit)                     (108.4)       (88.1)        (37.6)
  Treasury stock                                     (.5)         (.5)          (.5)
                                                 ---------   ------------   ---------
    Total stockholders' equity                     198.6        152.4         177.8
                                                 ---------   ------------   ---------
     Total liabilities and stockholders' equity  $ 664.9      $ 559.4       $ 586.9
                                                 =========   ============   =========

[FN]
See accompanying Notes to Condensed Consolidated Financial Statements.

                        ZENITH ELECTRONICS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 In Millions

                                                         Increase (Decrease) in Cash
                                                               Six Months Ended
                                                         ---------------------------
                                                            July 2,        July 3,
                                                             1994           1993
                                                         ------------   ------------
Cash flows from operating activities:
  Income (loss) from operations                            $ (20.3)      $ (46.5)
  Adjustments to reconcile income (loss) to
   net cash used by operations:
    Depreciation                                              14.9          18.0
    Gain on sales of business and property,
     plant and equipment                                      (1.4)           -
    Changes in assets and liabilities:
      Current accounts                                       (94.1)        (15.4)
      Other assets                                             (.1)           -
                                                         ------------   ------------
  Net cash used by operating activities                     (101.0)        (43.9)
                                                         ------------   ------------

Cash flows from investing activities:
  Capital additions                                          (28.0)        (12.0)
  Proceeds from sales of business and property,
   plant and equipment                                        14.8            .1
                                                         ------------   ------------
  Net cash used by investing activities                      (13.2)        (11.9)
                                                         ------------   ------------

Cash flows from financing activities:
  Short-term borrowings, net                                  49.4          35.8
  Proceeds from issuance of long-term debt                    12.0            -
  Proceeds from issuance of common stock, net                 66.5          14.2
  Principal payments on long-term debt                       (34.5)           -
                                                         ------------   ------------
  Net cash provided by financing activities                   93.4          50.0
                                                         ------------   ------------

Decrease in cash                                             (20.8)         (5.8)
Cash at beginning of period                                   20.8           5.8
                                                         ------------   ------------
Cash at end of period                                      $    -         $   -
                                                         ============   ============

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                         $ (21.7)      $   4.4
  Income taxes, net                                             .8            -
  Inventories                                               (101.2)        (24.9)
  Other assets                                                (3.3)          (.2)
  Accounts payable and accrued expenses                       31.3           5.3
                                                         ------------   ------------
    Net change in current accounts                         $ (94.1)      $ (15.4)
                                                         ============   ============

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                               $   8.6       $   6.9
    Income taxes                                               (.1)           .1

[FN]
See accompanying Notes to Condensed Consolidated Financial Statements.

                     ZENITH ELECTRONICS CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Basis of presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The accuracy of the amounts in the financial statements is in some respects dependent upon facts that will exist, and procedures that will be performed by the Company, later in the year. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1993.

Note 2 - Other operating expense (income)
Royalty income that related to tuning system patents (after deducting legal expenses) was $4.8 million and $9.9 million for the three and six months ended July 2, 1994, respectively, and $4.8 million and $10.5 million for the three and six months ended July 3, 1993, respectively. These amounts are included in Other Operating Expense (Income).

Note 3 - Income taxes
As of July 3, 1994, the Company had $399.0 million of net operating loss carryforwards (NOLs) available for financial statement purposes. For Federal income tax purposes, the Company had NOLs of $376.4 million and unused tax credits of $4.9 million. The NOLs and tax credits expire from 2000 to 2009.

Note 4 - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 41.6 million and 39.6 million for the three and six months ended July 2, 1994, respectively, and 31.3 million and
30.9 million for the three and six months ended July 3, 1993, respectively.

Note 5 - Inventories
Inventories consisted of the following (in millions):

                                      July 2,      December 31,       July 3,
                                       1994            1993            1993
                                     --------      ------------      --------
Raw materials and work-in-process    $ 183.0         $ 137.2         $ 154.0
Finished goods                         130.0            78.1            74.1
                                     --------      ------------      --------
                                       313.0           215.3           228.1
Excess of FIFO cost over LIFO cost      (9.1)           (9.1)           (5.3)
                                     --------      ------------      --------
      Total                          $ 303.9         $ 206.2         $ 222.8
                                     ========      ============      ========

  As of July 2, 1994, December 31, 1993 and July 3, 1993, $36.0 million, $24.1 million and $33.9 million, respectively, of inventories were valued using the LIFO method.
  An actual determination of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Since these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory determination.

Note 6 - Short-term debt and credit arrangements
On April 21, 1994, the Company entered into an amendment to its $90 million Credit Agreement dated as of May 21, 1993. The amendment extended the termination date from December 31, 1994 to June 30, 1996 on modestly improved terms. As of July 2, 1994, the Company had borrowings of $49.4 million under the Credit Agreement.
  The Credit Agreement (as amended) contains restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including restrictions on capital expenditures, a minimum net worth amount and a liabilities to net worth ratio. The financial covenant's requirements vary from quarter to quarter. As of July 2, 1994, the Company was required to not make capital expenditures (as defined) that exceed $47.1 million for the period of July 4, 1993, through July 2, 1994. Capital expenditures for that period were actually $42.1 million. As of July 2, 1994, the ratio of liabilities to net worth was required to be not greater than 4.90 to 1.0 and was actually 2.35 to 1.0, and net worth was required to be equal to or greater than $101.0 million and was actually $198.6 million. At the end of each future fiscal quarter through March 30, 1996, the amount of capital expenditures is required to be not greater than various amounts ranging from a high of $63.0 million to a low of $38.0 million for the applicable twelve month period, the liabilities to net worth ratio is required to be maintained at various levels ranging from a high of 4.95 to 1.0 to a low of 3.50 to 1.0 and minimum net worth is required to be maintained at amounts ranging from a high of $166.0 million to a low of $108.0 million.

Note 7 - Long-term debt
In January 1994 the Company redeemed $34.5 million of 12-1/8% notes due January 1995 at a redemption price equal to par value plus accrued interest. The Company also issued and sold $12.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001 (with similar terms to the $55.0 million 8.5% senior subordinated convertible debentures due 2000 sold during 1993) in a private placement.

Note 8 - Stockholders' equity
During the first six months of 1994, the Company sold 6.8 million shares of authorized but unissued shares of common stock to investors under three separate registration statements that had been filed with the Securities and Exchange Commission. The Company also sold .4 million shares of authorized but unissued shares of common stock through the exercise of stock options. The combined result of these stock sales was to increase equity by $66.5 million. As of July 2, 1994, the Company had approximately 1.8 million shares available to be sold under the current registration statement.

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Analysis of Operations
- -----------------------

The Company incurred a net loss of $8.4 million, or 20 cents per share, for the second quarter of 1994, compared with a net loss of $24.7 million, or 79 cents per share for the second quarter of 1993. Second quarter net sales were up about 9 percent to $299.0 million in 1994 from $274.7 million in 1993.
  Contributing to the $16.3 million improvement in quarterly results were higher sales in the Company's core Consumer Electronics and Network Systems business, lower costs resulting largely from new re-engineering programs and a substantial reduction in losses from non-core business areas that have been sold or downsized. Sales for the core Consumer Electronics and Network Systems business increased by $42 million, even after absorbing $12 million of lower consumer electronics selling prices from a year ago. Non-core business revenues declined by $18 million.
  Driving the increase in Consumer Electronics sales were higher color TV unit sales to dealers compared with the year-earlier period, reflecting the acceptance of the Company's new color TV line and increased industry sales.
  In non-core business areas, the Company completed the sale of its switch mode power supply magnetics business in the quarter. The sale did not have a material effect on earnings. Non-core business areas represented less than 2 percent of second-quarter 1994 revenues, versus about 8 percent a year earlier.
  Cost reductions achieved in the second quarter were on plan as the Company continues to implement major re-engineering actions in the core business.
These improvements, along with the reduced duty costs under the North American Free Trade Agreement, were, in part, offset by inflationary cost increases, primarily labor costs in Mexico and picture tube glass costs. These actions should benefit the second half of the year as well.
  Selling, general and administrative expenses during the second quarter of 1994 were up $2.8 million or about 12% from the prior year, primarily due to increased cooperative advertising costs to support the higher sales volume, while engineering and research expenses remained about the same from the second quarter of 1993.
  The Company is continuing to implement as scheduled the restructuring, re-engineering and other actions designed to reduce on-going operating expenses as described in the Company's Form 10-K for the year ended December 31, 1993. No material changes are anticipated in the program or in the estimated costs or benefits of the program.
  The Company completed the sale of its 1.7 million square foot Springfield, Mo., plant in the second quarter bringing the amount of plant and office space that the Company has sold so far in 1994 to 2.6 million square feet. The sale transactions did not have a material effect on earnings.
  For the first six months of 1994, the Company reported a net loss of $20.3 million, or 51 cents per share, compared with a net loss of $46.5 million, or $1.51 per share for the first six months of 1993. First-half sales were $596.1 million in 1994, compared with $565.2 million in 1993. Results for the first six months of 1994 improved over the same period of 1993 as a result of substantially the same factors as those described above for the second quarter.


Liquidity and Capital Resources
- -------------------------------

Cash decreased $20.8 million during the six months ended July 2, 1994. The decrease consisted of $101.0 million of cash used by operating activities and $13.2 million, net, used to purchase fixed assets. These uses of cash were offset by $93.4 million, net, of cash provided from financing activities which included sales of the Company's common stock, borrowings under the Company's $90 million credit agreement and the issuance of long-term debt offset by cash used for the redemption of the Company's 12-1/8% notes due January 1995.

  During the six months ended July 2, 1994, the $101.0 million of cash used by operating activities funded a $94.1 million change in current accounts and $6.8 million of net losses from operations as adjusted for depreciation and gains on the sales of a business and property, plant and equipment. The change in current accounts was mainly composed of a $101.2 million increase in inventories (due mainly to increased levels of color television production to support higher projected shipment schedules in future months when production is at capacity) and a $21.7 million increase in receivables (due to higher sales), partially offset by a $31.3 million increase in accounts payable and accrued expenses.
  During the six months ended July 2, 1994, investing activities used $13.2 million of cash which consisted of capital additions of $28.0 million offset by $14.8 million of proceeds from sales of a business and property, plant and equipment. In the same period of 1993, investing activities used $11.9 million, net, of cash for capital additions. Capital additions for the full year 1994 are expected to be about $60 million, significantly higher than the $26.1 million for the full year 1993 due mainly to moving the Company's injection molding operation to Mexico and re-engineering activities related to the core consumer electronics business.
  During the six months ended July 2, 1994, financing activities provided $93.4 million of cash. Sales of the Company's common stock (including stock options) provided $66.5 million of cash, borrowings under the Company's $90 million credit agreement provided $49.4 million of cash and the sale of 8.5% senior subordinated convertible debentures due 2001 provided $12.0 million of cash. This was offset by $34.5 million of cash used to redeem the Company's outstanding 12-1/8% notes due January 1995 at a redemption price equal to par value (plus accrued interest).
  As of July 2, 1994, total interest-bearing obligations of the Company consisted of $182.0 million of long-term debt and $14.5 million of extended-term payables with a foreign supplier. The Company's long-term debt is composed of $115.0 million of 6-1/4% convertible subordinated debentures due 2011 that require annual sinking fund payments of $5.8 million beginning in 1997, $55.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2000 and $12.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001.
  On April 21, 1994, the Company entered into an amendment to its $90 million Credit Agreement to extend the termination date of the Credit Agreement from December 31, 1994 to June 30, 1996 on modestly improved terms. The financial covenants included in the Credit Agreement relate to restrictions on capital expenditures for each fiscal quarter, a quarterly minimum net worth test and a quarterly leverage ratio requirement. (See Note 6 to Condensed Consolidated Financial Statements for further discussion on the financial covenants.) On August 5, 1994, the Company had $46.8 million of borrowings outstanding under the Credit Agreement.
  In March 1994 the Company filed a Registration Statement with the Securities and Exchange Commission for 5.0 million shares of common stock to be sold by means of a prospectus. This Registration Statement became effective in March and the Company subsequently sold approximately 3.2 million shares of common stock through July 2, 1994. As of August 8, 1994, the Company had sold 4.4 million of those shares.
  Although the Company believes that the Credit Agreement, together with extended-term payables expected to be available from a foreign supplier and its continuing efforts to obtain other financing sources, will be adequate to meet its seasonal working capital, capital expenditure and other needs in 1994, there can be no assurance that the Company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events.


Outlook
- -------

The overall outlook for the Company (including its competitive condition and business strategy) is essentially the same as described in the "Outlook" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K for the year ended December 31, 1993.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

During the three months ended July 2, 1994, no reportable events or material developments occurred with respect to the legal proceedings described under
Part II, Item 1 in the Company's Quarterly Report on Form 10-Q for the Quarter ended April 2, 1994, and under Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 2.  Changes in Securities

(b) The Credit Agreement, as amended, prohibits dividend payments on the Company's common stock, restricts dividend payments on any of its preferred stock, if issued, and prohibits the redemption or repurchase of stock.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on April 26, 1994.

(c) At the meeting, the following matters were voted on by security holders:

    1.  Ten Directors were elected and received the following votes:

                                                            Broker
                                        For      Withheld  Non-Votes
                                     ----------   -------  ---------
        Harry G. Beckner             32,478,143   618,255      0
        T. Kimball Brooker           32,556,618   539,780      0
        David H. Cohen               32,542,630   553,768      0
        Ilene S. Gordon              32,611,691   484,707      0
        Charles Marshall             32,549,376   547,022      0
        Gerald M. McCarthy           32,497,068   599,330      0
        Andrew McNally IV            32,499,064   597,334      0
        Albin F. Moschner            32,366,256   730,142      0
        Jerry K. Pearlman            32,293,079   803,319      0
        Peter S. Willmott            32,644,162   452,236      0


     2. A stockholder proposal requesting the Board of Directors to take the steps necessary to provide for cumulative voting in the election of directors was defeated with 4,837,768 shares voted for, 13,476,900 shares voted against, 645,052 shares abstaining and 14,136,678 broker non-votes.

     3. Arthur Andersen & Co. was approved as independent public accountants to examine the consolidated financial statements of the Company for the year 1994 with 32,559,056 shares voted for, 272,278 shares voted against and 265,064 shares abstaining. There were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (4a) Indenture, dated as of April 1, 1986, for 6-1/4% Convertible Subordinated Debentures due 2011 with The First National Bank of Boston, Trustee (incorporated by reference to Exhibit 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1991)

  (4b) Stockholder Rights Agreement, dated as of October 3, 1986 (incorporated by reference to Exhibit 4c of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)

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

  (4q) Debenture Purchase Agreement dated as of January 11, 1994, with the institutional investors named therein (incorporated by reference to Exhibit 4(a) of the Company's Current Report on Form 8-K dated January 11, 1994)

(b)  Reports on Form 8-K:

A report on Form 8-K dated April 20, 1994, was filed by the Company stating under Item 5 that Zenith Electronics Corporation had issued a press release announcing first quarter financial results for 1994.

A report on Form 8-K dated April 21, 1994, was filed by the Company stating under Item 5 that Zenith Electronics Corporation had entered into an amendment (the Fifth Amendment) to its $90 million Credit Agreement dated as of May 21, 1993 and that Zenith Electronics Corporation had completed its sale of the power supply business to ORYX Technology Corporation.

A report on Form 8-K dated May 16, 1994, was filed by the Company stating under Item 5 that Zenith Electronics Company had issued a press release stating that Philips Consumer Electronics Company, Zenith Electronics Corporation and Compression Labs, Inc. signed a joint development and marketing agreement.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ZENITH ELECTRONICS CORPORATION
                                          (Registrant)



Date:  August 8, 1994                     By: /s/ Kell B. Benson
                                              --------------------------
                                              Kell B. Benson
                                              Vice President-Finance
                                              and Chief Financial Officer
                                              (Principal Financial Officer)