Form 10-Q
period 1994-10-01
ZENITH ELECTRONICS CORP
filed 1994-11-15
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    FORM 10-Q




 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 1, 1994

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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No
                                                              ----    ----

  As of October 31, 1994, there were 44,961,300 shares of Common Stock, par value $1 per share, outstanding.

                              ZENITH ELECTRONICS CORPORATION

                                        FORM 10-Q

                                          INDEX

                                                                        Page
                                                                       Number
                                                                       ------
Part I.     Financial Information:

  Item 1.     Financial Statements

              Condensed Consolidated Statements of Operations --
              Three and Nine months ended October 1, 1994 and
              October 2, 1993                                              3

              Condensed Consolidated Balance Sheets --
              October 1, 1994, December 31, 1993 and October 2, 1993       4

              Condensed Consolidated Statements of Cash Flows --
              Nine months ended October 1, 1994 and October 2, 1993        5

              Notes to Condensed Consolidated Financial Statements         6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Analysis of Operations                                       8

              Liquidity and Capital Resources                              9

              Outlook                                                     10


Part II.    Other Information:

  Item 1.     Legal Proceedings                                           10

  Item 2.     Changes in Securities                                       10

  Item 6.     Exhibits and Reports on Form 8-K                            10

Signatures                                                                13

                           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                           ZENITH ELECTRONICS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        In Millions, Except Per Share Amounts

                                         Three Months Ended        Nine Months Ended
                                        --------------------     --------------------
                                         Oct. 1,     Oct. 2,      Oct. 1,     Oct. 2,
                                          1994        1993         1994        1993
                                        --------    --------     --------    --------
Net sales                               $  419.4    $  301.8     $1,015.5    $  867.0
                                        --------    --------     --------    --------

Costs, expenses and other:
  Cost of products sold                    382.3       284.6        928.7       828.8
  Selling, general and administrative       28.6        22.5         78.4        68.2
  Engineering and research                  11.2        12.1         34.0        36.6
  Other operating expense
   (income), net (Note 2)                  (10.8)       (7.0)       (18.9)      (16.5)
                                        --------    --------     --------    --------

Operating income (loss)                      8.1       (10.4)        (6.7)      (50.1)
Gain on asset sales, net (Note 3)            5.5          -           6.9          -
Interest expense                            (4.7)       (4.2)       (11.8)      (11.1)
Interest income                               .2          .2           .4          .3
                                        --------    --------     --------    --------

Income (loss) before income taxes            9.1       (14.4)       (11.2)      (60.9)
Income taxes (credit) (Note 4)               (.3)         .1          (.3)         .1
                                        --------    --------     --------    --------

Net income (loss)                       $    9.4    $  (14.5)    $  (10.9)   $  (61.0)
                                        ========    ========     ========    ========

Net income (loss) per share of
 common stock (Note 5)                  $    .21    $   (.44)    $   (.27)   $  (1.94)
                                        ========    ========     ========    ========

[FN]

See accompanying Notes to Condensed Consolidated Financial Statements.

                           ZENITH ELECTRONICS CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    In Millions

                                                 October 1,    December 31,     October 2,
                                                    1994          1993             1993
                                                 ----------    ------------     ----------
ASSETS
- ------
Current assets:
  Cash                                           $    -         $  20.8         $    -
  Receivables, net of allowance for
   doubtful accounts of $3.1, $2.5
   and $3.1, respectively                          226.4          162.5           195.1
  Inventories (Note 6)                             289.5          206.2           248.5
  Other                                             10.5            6.1             6.5
                                                 ----------     ----------      ----------
    Total current assets                           526.4          395.6           450.1

Property, plant and equipment, net                 158.6          153.9           171.2
Other                                               14.1            9.9             7.6
                                                 ----------     ----------      ----------
     Total assets                                $ 699.1        $ 559.4         $ 628.9
                                                 ==========     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Short-term debt (Note 7)                       $  34.0        $    -          $  61.5
  Current portion of long-term debt                   -            34.5              -
  Accounts payable                                 127.1           81.8           115.8
  Income taxes payable                               1.4            1.1             1.8
  Accrued expenses                                 129.8          119.6           125.4
                                                 ----------     ----------      ----------
    Total current liabilities                      292.3          237.0           304.5

Long-term debt (Note 8)                            182.0          170.0           149.5

Stockholders' equity:
  Preferred stock                                     -              -               -
  Common stock (Note 9)                             44.9           35.9            34.1
  Additional paid-in capital                       279.4          205.1           193.4
  Retained earnings (deficit)                      (99.0)         (88.1)          (52.1)
  Treasury stock                                     (.5)           (.5)            (.5)
                                                 ----------     ----------      ----------
    Total stockholders' equity                     224.8          152.4           174.9
                                                 ----------     ----------      ----------
     Total liabilities and stockholders' equity  $ 699.1        $ 559.4         $ 628.9
                                                 ==========     ==========      ==========

[FN]

See accompanying Notes to Condensed Consolidated Financial Statements.

                             ZENITH ELECTRONICS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       In Millions

                                                            Increase (Decrease) in Cash
                                                                Nine Months Ended
                                                            ---------------------------
                                                             October 1,     October 2,
                                                                1994           1993
                                                            -----------     -----------
Cash flows from operating activities:
  Income (loss) from operations                                $ (10.9)      $ (61.0)
  Adjustments to reconcile income (loss) to
   net cash used by operations:
    Depreciation                                                  22.6          27.7
    Employee retirement plan contribution in stock                  -            6.5
    Gain on asset sales, net                                      (6.9)           -
    Other                                                          (.3)           .2
    Changes in assets and liabilities:
      Current accounts                                          (101.7)        (32.2)
      Other assets                                                 1.2            -
                                                            -----------     -----------
  Net cash used by operating activities                          (96.0)        (58.8)
                                                            -----------     -----------

Cash flows from investing activities:
  Capital additions                                              (41.4)        (17.8)
  Proceeds from asset sales                                       21.8            .1
                                                            -----------     -----------
  Net cash used by investing activities                          (19.6)        (17.7)
                                                            -----------     -----------

Cash flows from financing activities:
  Short-term borrowings, net                                      34.0          51.4
  Proceeds from issuance of long-term debt                        12.0            -
  Proceeds from issuance of common stock, net                     83.3          19.3
  Principal payments on long-term debt                           (34.5)           -
                                                            -----------     -----------
  Net cash provided by financing activities                       94.8          70.7
                                                            -----------     -----------

Decrease in cash                                                 (20.8)         (5.8)
Cash at beginning of period                                       20.8           5.8
                                                            -----------     -----------
Cash at end of period                                          $    -        $    -
                                                            ===========     ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                             $ (64.7)      $ (16.6)
  Income taxes, net                                                 .4            .7
  Inventories                                                    (86.8)        (50.6)
  Other assets                                                    (4.4)          (.3)
  Accounts payable and accrued expenses                           53.8          34.6
                                                            -----------     -----------
    Net change in current accounts                             $(101.7)      $ (32.2)
                                                            ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                                   $  10.4       $  14.2
    Income taxes                                                   (.1)          (.6)

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

Note 2 - Other operating expense (income)
Royalty income that related to tuning system patents (after deducting legal expenses) was $7.6 million and $17.5 million for the three and nine months ended October 1, 1994, respectively, and $6.4 million and $16.9 million for the three and nine months ended October 2, 1993, respectively. These amounts are included in Other Operating Expense (Income).

Note 3 - Asset sales
In the third quarter of 1994 the Company sold its 500,000-square-foot warehouse/office complex in Northlake, IL, for $7.4 million, resulting in a pretax gain of $5.4 million.

Note 4 - Income taxes
As of October 1, 1994, the Company had $388.8 million of net operating loss carryforwards (NOLs) available for financial statement purposes. For Federal income tax purposes, the Company had NOLs of $389.2 million and unused tax credits of $4.9 million. The NOLs and tax credits expire from 2000 to 2009.

Note 5 - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 44.0 million and 41.0 million for the three and nine months ended October 1, 1994, respectively, and 32.8 million and 31.5 million for the three and nine months ended October 2, 1993, respectively.

Note 6 - Inventories
Inventories consisted of the following (in millions):

                                     October 1,    December 31,      October 2,
                                       1994           1993             1993
                                     ----------    ------------      ----------
Raw materials and work-in-process    $ 167.9         $ 137.2         $ 157.1
Finished goods                         130.7            78.1            96.7
                                     ----------    ------------      ----------
                                       298.6           215.3           253.8
Excess of FIFO cost over LIFO cost      (9.1)           (9.1)           (5.3)
                                     ----------    ------------      ----------
      Total                          $ 289.5         $ 206.2         $ 248.5
                                     ==========    ============      ==========

  As of October 1, 1994, December 31, 1993 and October 2, 1993, $28.3 million, $24.1 million and $26.9 million, respectively, of inventories were valued using the LIFO method.
  An actual determination of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Since these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory determination.

Note 7 - Short-term debt and credit arrangements
In April 1994, the Company entered into the fifth amendment to its $90 million Credit Agreement. The amendment extended the termination date from December 31, 1994 to June 30, 1996 on modestly improved terms. In October 1994, the Company entered into the sixth amendment, effective September 30, 1994, which changed the Maximum Capital Expenditure financial covenant from a quarterly covenant to a yearly covenant.
As of October 1, 1994, the Company had borrowings of $34.0 million under the Credit Agreement.
  The Credit Agreement (as amended) contains restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a minimum net worth amount and a liabilities to net worth ratio. The financial covenant's requirements vary from quarter to quarter. As of October 1, 1994, the ratio of liabilities to net worth was required to be not greater than 4.95 to 1.0 and was actually 2.11 to 1.0, and net worth was required to be equal to or greater than $108.0 million and was actually $224.8 million. At the end of each future fiscal quarter through March 30, 1996, the liabilities to net worth ratio is required to be maintained at various levels ranging from a high of 4.40 to 1.0 to a low of 3.50 to 1.0 and minimum net worth is required to be maintained at amounts ranging from a high of $166.0 million to a low of $143.0 million.
  The Credit Agreement (as amended) also contains a restriction on capital expenditures as of the end of each fiscal year. As of December 31, 1994 and 1995, the Company shall not make capital expenditures (as defined) that exceed $68.0 and $38.0 million, respectively, for the year then ended.

Note 8 - Long-term debt
In January 1994 the Company redeemed $34.5 million of 12-1/8% notes due January 1995 at a redemption price equal to par value plus accrued interest. The Company also issued and sold $12.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001 (with similar terms to the $55.0 million 8.5% senior subordinated convertible debentures due 2000 sold during 1993) in a private placement.

Note 9 - Stockholders' equity
During the first nine months of 1994, the Company sold 8.6 million shares of authorized but unissued shares of common stock to investors under three separate registration statements that had been filed with the Securities and Exchange Commission. The Company also sold .4 million shares of authorized but unissued shares of common stock through the exercise of stock options. The combined result of these stock sales was to increase equity by $83.3 million.

Note 10 - Reclassifications
Certain prior amounts have been reclassified to conform with the presentation currently used.

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Analysis of Operations

Boosted by strong sales growth and lower costs, the Company reported a net profit of $9.4 million, or 21 cents per share, for the third quarter of 1994, compared with a net loss of $14.5 million, or 44 cents per share, for the same period a year ago. Third- quarter 1994 results include a $5 million gain on the sale of real estate.
  Operating income was up sharply due to higher sales of TV sets, picture tubes and set- top cable decoders, lower costs resulting largely from new re-engineering programs, a reduction in losses from non-core businesses (that have been sold or downsized) and the benefits of the North American Free Trade Agreement including lower duties and higher sales of picture tubes and TVs.
  Total sales in the quarter were up 39 percent to $419 million in 1994 from $302 million in 1993. Sales for the core business, Consumer Electronics and Network Systems, increased 44 percent or $126 million over last year, despite $13 million of lower selling prices than a year ago. Non-core business sales declined to $5 million from $14 million.
  The Company's color TV unit sales to dealers reached record levels in the third quarter of 1994, reflecting continued strength of the consumer electronics industry and the acceptance of the Company's new color TV line, particularly large-screen products, including the Company's re-designed rear-projection home-theater models. The Company's domestic unit sales growth rate exceeded the industry's, which was up by 15 percent over the same quarter last year. As a result, the Company's U.S. color
TV market share increased.  Exports also rose significantly.
  Sales for Network Systems, particularly set-top cable decoders, also increased strongly from third-quarter 1993 levels, partly due to the acceptance of the Company's analog and wireless cable decoders. The Company is targeting new customers, traditional cable systems, telephone companies and wireless cable operators, to provide new opportunities for growth.
  Cost reductions in the third quarter were on plan as the Company continues to implement major re-engineering actions, which mainly involve process improvements and programs to cut cycle times in the core business. These cost reductions, along with lower import duties under the North American Free Trade Agreement, were, in part, offset by inflationary cost increases, primarily labor costs in Mexico and picture tube glass.
The effect of these cost reductions should continue through the rest of the year as well and are expected to cut full-year 1994 costs by about
$45 million.
  Selling, general and administrative expenses in the third quarter of 1994 were up $6.1 million or 27 percent from the prior year, primarily due to increased advertising costs in support of the higher sales volume.
  Results for the third quarter include $7.6 million of royalty revenues from tuning system licenses (net of legal expenses). These revenues were $6.4 million in the third quarter of 1993.
  The Company is continuing to implement as planned the restructuring, re-engineering and other actions designed to reduce on-going operating expenses as described in the Company's Form 10-K for the year ended December 31, 1993. No material changes have occurred or are anticipated in the programs or in the estimated costs or benefits of the programs.
  The Company recognized a $5.4 million gain on the sale of its 500,000 square-foot warehouse/office complex in Northlake, IL, in the third quarter. That sale brought the amount of plant and office space that the Company has sold in 1994 to more than 3 million square feet.
  For the first nine months of 1994, the Company's results improved by more than $50 million compared with 1993 nine-month results. The nine-month net loss was $10.9 million, or 27 cents per share, in 1994 and $61.0 million, or $1.94 per share, in 1993. Sales were $1,015 million in the first nine months of 1994, an improvement of 17 percent over the $867 million reported in the same period last year. Core business sales increased $199 million in the nine months. Results for the first nine months of 1994 improved over the same period of 1993 due to substantially the same factors as those described above for the third quarter.

Liquidity and Capital Resources

Cash decreased $20.8 million during the nine months ended October 1, 1994. The decrease consisted of $96.0 million of cash used by operating activities and $19.6 million, net, used to purchase fixed assets. These uses of cash were offset by $94.8 million, net, of cash provided from financing activities which included sales of the Company's common stock, borrowings under the Company's $90 million credit agreement and the issuance of long-term debt offset by cash used for the redemption of the Company's 12-1/8% notes due January 1995.
  During the nine months ended October 1, 1994, the $96.0 million of cash used by operating activities mainly funded a $101.7 million change in current accounts offset by $4.8 million of net income from operations as adjusted for depreciation and gains on the sales of assets. The change in current accounts was mainly composed of a $86.8 million increase in inventories (due mainly to increased levels of color television production to support higher projected shipment schedules in future months when production is at capacity) and a $64.7 million increase in receivables (due to higher sales), partially offset by a $53.8 million increase in accounts payable and accrued expenses.
  During the nine months ended October 1, 1994, investing activities used
$19.6 million of cash which consisted of capital additions of $41.4 million offset by $21.8 million of proceeds from asset sales. In the same period of 1993, investing activities used $17.7 million, net, of cash for capital additions. Capital additions for the full year 1994 are expected to be about $65 million, significantly higher than the $26.1 million for the full year
1993 due mainly to moving the Company's injection molding operation to Mexico, modernizing the wood cabinet mill room and re-engineering activities related to the core consumer electronics business.
  During the nine months ended October 1, 1994, financing activities provided $94.8 million of cash. Sales of the Company's common stock (including stock options) provided $83.3 million of cash, borrowings under the Company's $90 million credit agreement provided $34.0 million of cash and the sale of 8.5% senior subordinated convertible debentures due 2001 provided $12.0 million of cash. This was offset by $34.5 million of cash used to redeem the Company's outstanding 12-1/8% notes due January 1995 at a redemption price equal to par value (plus accrued interest).
  As of October 1, 1994, total interest-bearing obligations of the Company consisted of $182.0 million of long-term debt and $20.4 million of extended-term payables with a foreign supplier. The Company's long-term debt is composed of $115.0 million of 6-1/4% convertible subordinated debentures due 2011 that require annual sinking fund payments of $5.8 million beginning in 1997, $55.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2000 and $12.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001.
  On April 21, 1994, the Company entered into an amendment to its $90 million Credit Agreement to extend the termination date of the Credit Agreement from December 31, 1994 to June 30, 1996 on modestly improved terms. The financial covenants included in the Credit Agreement (as amended) relate to restrictions on capital expenditures for each fiscal year, a quarterly minimum net worth test and a quarterly leverage ratio require-ment. (See Note 7 to Condensed Consolidated Financial Statements for further discussion on the financial covenants.) On October 1, 1994, the Company had $34.0 million of borrowings outstanding under the Credit Agreement.
  Although the Company believes that the Credit Agreement, together with extended-term payables expected to be available from a foreign supplier and its continuing efforts to obtain other financing sources, will be adequate to meet its seasonal working capital, capital expenditure and other requirements in 1994 and 1995, there can be no assurance that the Company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events. In addition, the Company is reviewing possible capital investment projects over the next three years along with a related Credit Agreement Amendment and options for additional financing that would be required to support those projects.
If undertaken, the projects are expected to reduce costs and increase production capacity primarily in the Company's picture tube operation.

Outlook

The overall outlook for the Company (including its competitive condition and business strategy) is essentially the same as described in the "Outlook" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K for the year ended December 31, 1993. As indicated above, competitive pricing conditions continue.


                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 27, 1993, the U.S. Environmental Protection Agency sent written notices to all potentially responsible parties, advising the parties of the EPA's proposed plan of remediation at the American Chemical Services site near Griffith, Indiana. The EPA notified the parties that they would be expected to make a good faith offer to perform the remedial action and thereafter to negotiate and enter into a consent decree with the agency.
The EPA estimates that the cost of remedial action could range from $38 to $64 million, depending upon the type of remedy actually needed to effect the cleanup. The Company is alleged to have contributed less than one-tenth of one percent of the hazardous waste identified at the site. On July 12, 1994, the Company entered into a de minimus settlement with the EPA and the State of Indiana. The Company's share of the settlement is approximately $117,000. The settlement was published in the Federal Register for public comment and is subject to final approval by the EPA.
  During the three months ended October 1, 1994, no other reportable events or material developments occurred with respect to the legal proceedings described under Part II, Item 1 in the Company's Quarterly Reports on Form 10-Q for the Quarters ended July 2, 1994 and April 2,
1994, and under Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

 (10a) Form of Employment Agreement with Philip S. Thompson and Richard F.
       Vitkus

 (10b) Form of Supplemental Agreement with Philip S. Thompson and
       Richard F. Vitkus

 (10c) Form of Indemnification Agreement with Philip S. Thompson and Richard F. Vitkus

(b)  Reports on Form 8-K:

A report on Form 8-K dated July 21, 1994, was filed by the Company stating under Item 5 that Zenith Electronics Corporation had issued a press release announcing second quarter 1994 financial results.

A report on Form 8-K dated August 1, 1994, was filed by the Company stating under Item 5 that Zenith Electronics Corporation had issued a first-half 1994 report.

A report on Form 8-K dated August 19, 1994, was filed by the Company stating under Item 5 that Zenith Electronics Corporation had entered into a Sales Agency Agreement for the sale of up to 600,000 shares of the Company's common stock to certain investors at negotiated prices.

                             	SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ZENITH ELECTRONICS CORPORATION
                                         (Registrant)



Date:  November 14, 1994                  By:/s/ Kell B. Benson
                                            ----------------------------
                                            Kell B. Benson
                                            Senior Vice President-Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

                            INDEX TO EXHIBITS


                                                                     Page
Exhibit:                                                            Number
- ---------                                                           ------

 (10a) Form of Employment Agreement with Philip S. Thompson           15
       and Richard F. Vitkus

 (10b) Form of Supplemental Agreement with Philip S. Thompson and     23
       Richard F. Vitkus

 (10c) Form of Indemnification Agreement with Philip S. Thompson      37
       and Richard F. Vitkus