Form 10-K
period 1994-12-31
ZENITH ELECTRONICS CORP
filed 1995-02-28
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1994      Commission File Number 1-4115

                       Zenith Electronics Corporation
          (Exact name of registrant as specified in its charter)

             Delaware                                36-1996520
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                Identification Number)

  1000 Milwaukee Avenue, Glenview, Illinois          60025-2493
  (Address of principal executive offices)           (Zip code)

   Registrant's telephone number, including area code (708) 391-7000

      Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                Name of each exchange on which registered
  -------------------------          -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.   __X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__ No_____

The aggregate market value of the registrant's Common Stock held by non-affiliates based on the New York Stock Exchange closing price on February 17, 1995, was $425,720,381.

As of February 17, 1995, there were 45,675,973 shares of Common Stock, par value $1 per share outstanding.

                     Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement are incorporated by reference into Part III of this report.




                         ZENITH ELECTRONICS CORPORATION

                                 FORM 10-K

                                   INDEX

                                                                       Page
                                                                      Number
                                                                      ------

PART I

  Item 1.  BUSINESS                                                      3
  Item 2.  PROPERTIES                                                    5
  Item 3.  LEGAL PROCEEDINGS                                             6
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           7

PART II

  Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
           RELATED STOCKHOLDER MATTERS                                   8
  Item 6.  SELECTED FINANCIAL DATA                                       8
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9
  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  15
  Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                       15

PART III

  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           16
  Item 11. EXECUTIVE COMPENSATION                                       17
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                               17
  Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               17

PART IV

  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K                                                  18

SIGNATURES                                                              24

INDEX TO FINANCIAL STATEMENTS AND EXHIBITS                              26



                                  PART I
ITEM 1. BUSINESS

  The company was founded in 1918 and has been a leader in consumer electronics, first in radio and later in monochrome and color television and other video products. The company's operations involve a dominant industry segment, the design, development, and manufacture of video products (including color television sets and other consumer products) along with parts and accessories for such products. These products along with purchased video cassette recorders are sold principally to major retail dealers and independent and wholly-owned regional wholesale distributors in the United States, Canada and other foreign countries. The company intends to changeover to an entirely direct-to-retail distribution organization during 1995. The company also sells directly to buying groups and private label customers in the lodging, health care and rent-to-own industries.
  The company's video products also include color picture tubes that are produced for and sold to other manufacturers and Network Systems products such as cable and telecommunication set-top devices, interactive television and data communication products which are sold primarily to cable television operators and other commercial users of these products.
   The company has sold or downsized its non-core business activities. The company sold its monochrome video monitor business in 1993 and its power supply business in April 1994. Its activities in color video monitors sold to computer manufacturers have been scaled back in 1994 and will cease in the near future; its activities in high-security electronic equipment have been discontinued.
   The company has reported substantial losses from its continuing operations for each of the last ten years. These results reflect the cumulative effect of frequent and significant color TV price reductions during the 1980s and, in the early 1990s, also reflected recessionary conditions in the United States. In addition, the company has invested significant amounts in engineering and research in recent years, which amounts have been expensed as incurred.

Raw Materials
  Many materials, such as copper, plastic, steel, wood, glass, aluminum and zinc, are essential to the business. Adequate sources of supply exist for these materials, although picture tube glass shortages did occur in 1993 (due to a continuing industry glass shortage). During 1994 the company's picture tube production was not limited by this continuing industry glass shortage.

Patents
  The company is licensed under a number of patents which are of importance to its business, and holds numerous patents that expire at various times through 2011. The company has patents and patent applications for numerous high-definition television (HDTV) related inventions. To the extent these inventions are incorporated into the HDTV standard to be adopted by the Federal Communications Commission, the company expects to receive royalties from these patents. In addition, royalties have been and may be received from these patents for non-HDTV applications as well. In addition, major manufacturers of televisions and video cassette recorders agreed during 1992 to take licenses under some of the company's U.S. tuning system patents (the licenses expire in 2003). While in the aggregate its patents and licenses are valuable, the business of the company is not materially dependent on them. Based on 1994 U.S. industry unit sales levels and technology, more than $25 million in annual royalty income is expected through the licensing period.

Seasonal Variations in Business
  Sales of the company's consumer electronics products are generally at a higher level during the second half of the year. Sales of consumer electronics products typically increase in the fall, as the summer vacation season ends and people spend more time indoors with the new fall programming on television and during the Christmas holiday season.
During 1994, 1993 and 1992, 59 percent, 54 percent and 56 percent, respectively, of the company's net sales were recorded in the second half of the year and approximately 30 percent of the company's net sales were recorded in the fourth quarter of each of the three years ended
December 31, 1994.

Competitive Conditions
  Competitive factors in North America include price, performance, quality, variety of products and features offered, marketing and sales capabilities, manufacturing costs, and service and support. The company believes it competes well with respect to each of these factors.
  The company's major product areas, including the color television market, are highly competitive. The company's major competitors are foreign-owned global giants, generally with greater worldwide television volume and overall resources. In efforts to increase market share or achieve higher production volumes, the company's competitors have aggressively lowered their selling prices in the past several years. During 1994, the company continued to pursue efforts to reduce unfair competition from television imports.

Research and Development
  During 1994 expenditures for company-sponsored engineering and research relating to new products and services and to improvements of existing products and services amounted to $45.4 million. Amounts expended in 1993 and 1992 were $47.8 million and $55.4 million, respectively.

Environmental Issues
  Compliance with Federal, State and local environmental protection provisions is not expected to have a material effect on capital expenditures, earnings or the competitive position of the company. Further information regarding environmental compliance is set forth under Item 3 of this report.

Number of Employees
  At the end of December 1994, the company employed approximately
22,500 people, of whom approximately 16,200 are hourly workers covered by collective bargaining agreements. Approximately 4,700 of the company's employees are located in the Chicago, Illinois area, of whom approximately 3,100 are represented by unions. Approximately 16,800 of the company's employees are located in Mexico, of whom approximately 12,800 are represented by unions. Mexican labor contracts expire every two years and wages are renegotiated annually or more frequently under rapid devaluation or high inflation periods. The company believes that its relations with its employees are good.

Financial Information about Foreign and Domestic Operations and Export Sales
  The North American Free Trade Agreement ("NAFTA"), which took effect on January 1, 1994, significantly reduced duty costs in 1994. The NAFTA also improved the company's ability to compete against Asian imports in North America and increased sales of the company's color television receivers in Mexico and Canada and color picture tube production in the U.S. Since the passage of the NAFTA, the company has added approximately 300 U.S. jobs that are directly related to increased demand for U.S. picture tubes.
  Information regarding foreign operations is included in "Note Five - Geographic Segment Data" on page 33 of this report. Export sales are less than 10% of consolidated net sales.
  The company's product lines are dependent on the continuing operations of the company's manufacturing and assembly facilities located in Mexico.



ITEM 2. PROPERTIES

  The company utilizes a total of approximately 6.0 million square feet for manufacturing, warehousing, engineering and research, administration and distribution, as described below.


                                                                Square Feet
  Location                Nature of Operation                  (in millions)
- ----------------------------------------------------------------------------

Domestic:
- ---------------------

Chicago, Illinois         Six  locations - production of               2.4
(including suburban       color picture tubes, parts	and
 locations)               service; engineering and research,
                          marketing and administration
                          activities; and assembly of
                          electronic components (.8 million
                          square feet is leased by the
                          company)

McAllen, El Paso, Fort    Six locations - warehouses                    .7
Worth and Brownsville,	   (.6 million square feet is
Texas; Douglas, Arizona   leased by the company)

Various                   Eight locations - domestic distribution       .1
                          (.1 million square feet is
                          leased by the company)

Foreign:
- ---------------------

Mexico                    Fifteen manufacturing and warehouse          2.6 (1)
                          locations -	production of plastic
                          and wooden cabinets for color
                          television, sub-assembly production
                          of television chassis, tuners and
                          other components and final assembly of
                          color television, and Network Systems
                          products; and assembly of power supplies

Canada                    Three locations - distribution of
                          Consumer Electronics products                 .2

Taiwan                    One location - purchasing office              -

                                                                      ------
    Total                                                              6.0
                                                                      ======

(1) The company owns, and has offered for sale or lease, 230,000 square feet of manufacturing and warehousing space in Chihuahua, Mexico.
Currently this space is not being utilized by the company and as such is not included in the above table.

  The company's facilities are suitable and adequate to meet current and anticipated requirements. None of the real property owned by the company is mortgaged


ITEM 3.  LEGAL PROCEEDINGS

The company is involved in various legal actions, environmental matters, and other proceedings relating to a wide range of matters that are incidental to the conduct of its business. The company believes, after reviewing such matters with the company,s counsel, that any liability which may ultimately be incurred with respect to these matters is not expected to have a material effect on either the company's consolidated financial position or results of operations.
   On April 27, 1993, the U.S. Environmental Protection Agency ("EPA") sent written notices to all potentially responsible parties, advising the parties of the EPA's proposed plan of remediation at the American Chemical Services site near Griffith, Indiana. The EPA notified the parties that they would be expected to make a good faith offer to perform the remedial action and thereafter to negotiate and enter into a consent decree with the agency. The EPA estimates that the cost of remedial action could range from $38 to $64 million, depending upon the type of remedy actually needed to effect the cleanup. The company is alleged to have contributed less than one-tenth of one percent of the hazardous waste identified at the site. The company and other de minimus waste generators entered into a de minimus settlement with the EPA in July 1994. In January 1995, the company paid $114,000 as its share of the settlement.
   In October 1989, the EPA filed a civil action against certain generator and owner/operator defendants under the Comprehensive Environmental Response, Compensation and Liabilities Act seeking reimbursement for the EPA's response costs in connection with an environmental cleanup at a site known as Moyer Landfill located at Collegeville, Pennsylvania. One of the original defendants to the EPA case brought a third party action for contribution against a number of third party defendants, including Ford Electronics and Refrigeration Corporation ("FERCO"). FERCO sought
$600,000 in contribution from the company on the ground that FERCO is being held liable in part because it hauled certain waste from the company's former Lansdale, Pennsylvania picture tube plant. The company recently entered into an agreement with FERCO and agreed to contribute $300,000 toward a settlement with the federal government and the Commonwealth of Pennsylvania, subject to negotiation of an acceptable consent decree.
   Numerous lawsuits against major computer and peripheral equipment manufacturers are pending in the U.S. District Court, Eastern District of New York, the U.S. District Court of New Jersey and the New York State courts, as well as other federal courts. These lawsuits seek several billion dollars in damages from various defendants for repetitive stress injuries claimed to have been caused by the use of word processor equipment. The company has been named as a defendant in twenty-seven of these cases which relate to keyboards allegedly manufactured by the company for its former subsidiary, Zenith Data Systems Corporation. Plaintiffs in the company's cases seek to recover $31 million actual and $321 million punitive damages from the company. The company believes it has meritorious defenses to the cases.
   In April, 1993, a group of 47 plaintiffs, individually and on behalf of certain minors and decedents, filed suit in the District Court of Cameron County, Texas against approximately 130 defendants, including the company's subsidiaries, Zenith Electronics Corporation of Texas and Electro Partes de Matamoros, S.A. de C.V. alleging that plaintiffs suffered injuries or death as a result of defendants' negligence, negligent design for and implemented practices of managing, handling, storage, transportation, utilization and disposal of toxic compounds. Plaintiffs seek judgment for actual and punitive damages against defendants, jointly and severally, in an unspecified amount. The company's two subsidiaries filed answers denying the material allegations of the complaint. The parties are presently in discovery and the trial is currently scheduled for August 14, 1995.
   In December, 1994, the company notified its 15 remaining independent wholesale distributors of color television and other consumer electronics products of its intent to change to "one-step" (direct-to-retail) distribution on a nationwide basis during the first half of 1995. The company offered to extend its 1994 agreement with each distributor for a negotiated period up to six months ending June 30, 1995. These independent distributors currently distribute the company's products in certain areas of the U.S. Through the early 1970s, independent distributors located throughout the U.S. handled most of the company's consumer electronics business.
Currently, however, following industry trends, the majority of the company's sales are made directly to retail customers. In February, 1995, one of the independent distributors, Electrical Distributing, Inc. ("EDI"), based in Portland, Oregon, filed suit in the Oregon state court challenging the company's right to cease its relationship with EDI and alleging that certain company practices during the course of the relationship have damaged EDI. The EDI lawsuit seeks injunctive relief, actual damages of $8 million, and punitive damages of $20 million. The company believes it has the right to change its method of distribution and has met all of its legal obligations to EDI. Accordingly, the company intends to defend itself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of 1994, through the solicitation of proxies or otherwise.



                                 PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

  The New York Stock Exchange is the principal United States market in which the company's common stock is traded. The number of stockholders of record was 16,544 as of February 17, 1995. No dividends were paid to stockholders during the two years ended December 31, 1994.

  The high and low price range for the company's common stock by quarter for the past two years is included in the Unaudited Quarterly Financial Information on page 40 of this report.


ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

In millions, except
per share amounts              1994        1993        1992       1991       1990
- ------------------------------------------------------------------------------------
Results of operations:
 Net sales                  $ 1,469.0   $ 1,228.2   $ 1,243.5   $1,321.6   $1,409.9
 Pre-tax income (loss)
  from continuing operations    (14.5)      (97.0)     (121.8)     (51.4)     (53.3)
 Income (loss) from
  continuing operations     $   (14.2)  $   (97.0)  $  (105.9)  $  (51.6)  $  (54.2)
 Income (loss) from
  discontinued operations          -           -           -          -       (11.0)
                            --------------------------------------------------------
 Net income (loss)          $   (14.2)  $   (97.0)  $  (105.9)  $  (51.6)  $  (65.2)
                            ========================================================

Financial position:
 Total assets               $   653.6   $   559.4   $   578.6   $  686.9   $  722.7
 Long-term debt                 182.0       170.0       149.5      149.5      151.1
 Stockholders' equity           228.3       152.4       210.1      308.8      345.9

Per share of common stock
 (primary and fully diluted):
 Income (loss) from
   continuing operations    $   ( .34)  $   (3.01)  $   (3.59)  $  (1.79)  $  (2.02)
 Income (loss) from
   discontinued operations        -           -           -          -        (.41)
                            --------------------------------------------------------
 Net income (loss)          $   ( .34)  $   (3.01)  $   (3.59)  $  (1.79)  $  (2.43)
                            ========================================================

Book value per share        $    5.00   $    4.25   $    6.94   $   10.60  $  12.49



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Operations

                                                                Year-to-Year Changes
In millions                           Year-Ended December 31       Better/(Worse)
- ------------------------------------------------------------------------------------
                                                                   1994        1993
                                      1994     1993     1992    vs. 1993    vs. 1992
- ------------------------------------------------------------------------------------
Operating income (loss) before
 restructuring and other charges     $ (10)   $ (51)  $  (61)      $ 41        $ 10
Restructuring and other charges          -      (31)     (48)        31          17
                                     -----------------------------------------------
Operating income (loss)                (10)     (82)    (109)        72          27
Gain on asset sales, net                11        -        -         11           -
Interest expense, net                  (15)     (15)     (13)         -          (2)
                                     -----------------------------------------------
Income (loss) before income taxes      (14)     (97)    (122)        83          25
Income taxes (credit)                    -        -      (16)         -         (16)
                                     -----------------------------------------------
Net income (loss)                    $ (14)   $ (97)  $ (106)      $ 83        $  9
                                     ===============================================



Operating Results -- 1994 vs. 1993

The operating loss before restructuring and other charges was $10 million in 1994 and $51 million in 1993.
   Consolidated sales in 1994 were $1,469 million, up 20 percent from $1,228 million in 1993. The significant increase was principally due to higher unit volume in the core business, Consumer Electronics and Network Systems, which was partially offset by lower sales in the non-core product areas and lower Consumer Electronics product pricing.
   As in previous years, substantial cost reductions were realized company-wide. These savings, about $40 million in 1994, resulted from continued process and design improvements, improved efficiencies, re-engineering and continued consolidations. In addition, the implementation of the North American Free Trade Agreement ("NAFTA") reduced the company's duty costs by $19 million. These cost reductions were offset by $46 million of consumer product price reductions that were implemented throughout the year, and $22 million of inflationary cost increases.
   Even with the continued industry-wide picture tube glass shortage, industry color TV unit sales to dealers increased by 10 percent in 1994 (following two successive years of 11 percent increases) to a record 27.4 million units. The company's unit sales increase was significantly higher than the industry growth rate, which resulted in an improved market share for the company. The company's increase was especially strong in key industry-growth categories, such as projection TV, large-screen table models and combination TV-VCR products. Industry sales of video cassette recorders to dealers increased 6 percent in 1994 and, again, the company's volume increased even more.
   In 1994, picture tube production was up 21 percent facilitated by the late 1993 conversion of a monitor tube production line to television tube production. Unit sales of picture tubes to other TV manufacturers were up
12 percent as demand remained strong due to the industry growth and the NAFTA advantage associated with using North American picture tubes.
The remaining production increase supported the company's own television set production. The company's picture tube production was not limited by the continuing industry glass shortage.
   Dollar sales increased about 40 percent in the company's Network
Systems product line, which included the design and manufacture of set-top boxes and other products primarily for cable TV operators. The results in 1994 reflect the effort to refocus this core product line through a reorganization and new product offerings as well as an improved industry environment. At year-end 1994, the company recorded a $4 million reserve related to the replacement of defective integrated circuits in some cable decoders.
   Sales of other products decreased by $59 million in 1994 as the company continued to phase-out or sell its non-core businesses. Corporate operating results improved as these businesses were scaled back and eliminated.
During the year, production of both monochrome and color monitors ceased. The magnetics business was sold in April 1994, although the company will continue to manufacture power supplies for the purchaser of the business until April 1995.
   The company realized a gain of $11 million on 1994 asset sales, including more than 3 million square feet of excess plant and office space, 98 acres of vacant land, and assets related to the magnetics business.
   Engineering and research expenses were $45 million in 1994, compared with $48 million in 1993, with reductions principally in non-core product areas. Selling, general and administrative expenses increased to $117 million in 1994 from $93 million in 1993, primarily due to increased advertising costs in the United States and Mexico in support of the higher sales volume.
   Other operating income (net) increased to $34 million in 1994 from $25 million in 1993, principally as a result of increased royalty income (primarily for tuning system license agreements due to the growth in the domestic industry) and foreign exchange gains caused by the Mexican peso devaluation.


Operating Results -- 1993 vs. 1992

The operating loss before restructuring and other charges was $51 million in 1993 and $61 million in 1992.
   Consolidated sales in 1993 were $1,228 million, down 1 percent from $1,244 million in 1992. The decline was principally due to lower sales in the non-core product areas and lower consumer product pricing, largely offset by higher unit volume in the consumer product line.
   The effect on operating results of unit volume increases in consumer products was offset by volume declines in the non-core product areas. Substantial cost reductions in all product areas of about $75 million resulted from process and design improvements, consolidation of operations in Mexico, headcount reductions and other operating changes. These cost reductions were offset by $42 million in consumer products price reductions that had been implemented throughout 1992 and early 1993, and $20 million of inflationary cost increases, primarily labor costs in Mexico.
   Despite the adverse impact of an industry glass shortage, industry color
TV unit sales to dealers rose 11 percent in 1993 (following an 11 percent increase in 1992) to set a new record. The company's unit sales increase outpaced the industry growth, leading to an increase in market share. While industry unit sales to dealers of video cassette recorder decks remained about equal to 1992, the company's volume increased.
   Unit sales of color picture tubes to other TV manufacturers decreased in 1993 because the company used more of its capacity to support increased sales of the company's color TVs and because of an industry glass shortage, which also adversely impacted the company's color TV sales. Additional picture tube capacity became available in late 1993 when the dedicated flat tension mask tube production line was converted to be able to produce both television and monitor picture tubes.
   Operating results were improved by the full year effect of certain manufacturing operations that were consolidated in Mexico during 1992, as well as continued efforts to reduce headcounts and product costs.
   Sales of Network Systems products declined in 1993 as a new product for a major contract manufacturing customer was delayed. However, due to major cost savings associated with headcount reductions and consolidations of manufacturing operations, operating results improved compared to 1992.
   Sales of other products decreased in 1993 as the company downsized its non-core magnetics and monitor product areas. However, the cost structures of these areas were improved so that operating results in 1993 were somewhat better than 1992. During the year, the monochrome monitor business was sold (production ended in early 1994) and the company reached an agreement to sell the power supply business in early
1994.
   Engineering and research expenses were $48 million in 1993, compared to $55 million in 1992, with reductions principally in non-core product areas. Selling, general, and administrative expenses declined slightly to $93 million in 1993 from $94 million. These improvements were primarily the result of headcount reductions initiated in late 1992.
   Other operating income (net) increased to $25 million in 1993 from $24 million in 1992, as a result of increased royalty income from new licensing activities. Royalty income arising from licensing of the company's patented tuning-system technology to other color TV and VCR manufacturers was about $26 million in both 1993 and 1992 and is included in other operating income (net).
   Interest expense (net) of $15 million in 1993 was higher than 1992's $13 million as a result of increased average borrowings.
   The income tax credit in 1992 consisted principally of the reversal of previously accrued tax reserves no longer required in connection with earnings of a foreign subsidiary, and net operating loss carryback applications.


Restructuring and Other Charges

   During the fourth quarter of 1993, the company recorded a charge of $31 million primarily to restructure certain product areas and re-engineer its core Consumer Electronics and Network Systems business. The restructuring affected computer monitors and magnetics, product areas that were phased-out or sold in 1994. Major elements of this charge were the non-cash writedown of fixed assets and inventory ($23 million) as well as re-engineering and severance costs ($6 million) that were substantially paid during 1994. As expected, the restructuring actions reduced 1994 compensation expense by approximately $10 million and reduced depreciation expense by approximately $4 million. No material changes have occurred or are anticipated in these programs or in the estimated costs or benefits of the programs.
   The 1992 results also included restructuring and other charges of $48 million. Included in the actions were manufacturing consolidations and related employment reductions in Mexico; consolidation of company-owned distribution; and salaried employment reductions throughout the company.
In addition to valuation reserves for inventories and manufacturing equipment ($22 million) and severance and relocation costs ($18 million) which were substantially paid in 1993 and 1994, the special charges also provided for trade-receivable write-offs ($6 million).


Liquidity and Capital Resources

Following is a three-year summary of cash provided and used:

                                            Cash Provided (Used)
                              -----------------------------------------------
                                Three-Year          Year Ended December 31
In millions                       Total            1994      1993      1992
- -----------------------------------------------------------------------------
Cash at beginning of period       $ 36            $  21      $  6      $ 36
Operating Activities               (86)             (42)      (28)      (16)
Investing Activities               (83)             (32)      (26)      (25)
Financing Activities               142               62        69        11
                                 --------------------------------------------
Cash at end of period            $   9            $   9      $ 21      $  6
                                 ============================================

Liquidity

Cash decreased by $27 million during the three-year period of 1992-1994.
The decrease consisted of $86 million of cash used by operating activities and $83 million used to purchase fixed assets, net of proceeds from asset sales. These uses of cash were offset by $142 million of cash provided from financing activities which included sales of the company's common stock and the issuance of long-term debt offset by cash used for the redemption of the company's 12-1/8% notes due January 1995, in early 1994.
   Operating activities: In 1994, $42 million of cash was used by operating activities principally to fund a $52 million change in current accounts offset by $4 million in net income from operations as adjusted for depreciation and gains on the sales of assets. The change in current accounts was composed primarily of a $46 million increase in receivables (due to higher sales) and a $43 million increase in inventories, (due mainly to increased levels of color television production in support of higher sales), partially offset by a $40 million increase in accounts payable and accrued expenses.
In addition, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill the 1994 obligation to salaried employees and a portion of the hourly employees. This issuance increased stockholders' equity by $6 million.
   In 1993, $28 million of cash was used by operating activities principally to fund $45 million of net losses from operations as adjusted for depreciation and fixed asset write downs as a part of restructuring and other charges. A decrease in current accounts provided $3 million of cash and was composed of a $15 million decrease in receivables offset by an $8 million increase in inventories and a $4 million decrease in accounts payable and accrued expenses. The decrease in receivables was due to lower sales. Also, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill both the 1992 obligation to salaried employees and the 1993 obligation to salaried employees and a portion of the hourly employees. These issuances increased stockholders' equity by $15 million.
   In 1992, $16 million of cash was used by operating activities principally to fund $64 million of net losses from operations as adjusted for depreciation, fixed asset write downs as a part of a restructuring and a loss on the disposition of properties. This was offset by cash provided from a $41 million decrease in current accounts composed of a $39 million decrease in inventories and a $21 million decrease in receivables, offset by a $15 million decrease in net income taxes payable and a $4 million decrease in accounts payable and accrued expenses. The company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plan to fulfill the 1991 obligation to salaried employees, increasing stockholders' equity by $6 million.
   Investing activities: In 1994, investing activities used $32 million of cash which consisted of capital additions of $59 million offset by $27 million of proceeds from asset sales. Capital additions in 1994 were significantly higher than in 1993 due mainly to investments in a new plastic injection molding operation, modernizing a wood cabinet mill room and re-engineering activities related to the core Consumer Electronics business. In 1993, investing activities used $26 million of cash for capital additions. In 1992, $25 million of cash was used which consisted of capital additions of $32 million offset by $7 million of proceeds from a 1991 property sale.
   Financing activities: In 1994, financing activities provided $62 million of cash which included $84 million provided from sales of the company's common stock (including stock option exercises) and $12 million from the sale of 8.5% senior subordinated convertible debentures due 2001. This was offset by $35 million of cash used to redeem the company's outstanding 12-1/8% notes due January 1995 at a redemption price equal to par value
(plus accrued interest). In 1993, financing activities provided $69 million of cash which included $55 million provided from the sale of 8.5% senior subordinated convertible debentures and $24 million provided from sales of the company's common stock (including stock option exercises). This was offset by $10 million of cash used to repay borrowings under the company's working capital Credit Agreement with a lending group led by General Electric Capital Corporation (the "Credit Agreement"). In 1992, financing activities provided $11 million of cash which included $10 million provided from borrowings under the company's revolving credit and security agreement and $1 million provided from the exercise of stock options.

Capital Resources

As of December 31, 1994, total interest-bearing obligations of the company consisted of $182 million of long-term debt and $19 million of extended-term payables with a foreign supplier. The company's long-term debt is composed of $115 million of 6 1/4% convertible subordinated debentures due 2011 that require annual sinking fund payments of $6 million beginning in 1997, $55 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2000 that were issued and sold during 1993 in a private placement and $12 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001 that were issued and sold during 1994 in a private placement.
   In May 1993, the company entered into its current Credit Agreement.
The maximum commitment of funds available for borrowing under the Credit Agreement is $90 million, but is limited by a defined borrowing base formula related to eligible accounts and inventory (each as defined in the Credit Agreement). The Credit Agreement terminates on June 30, 1996
(unless extended by agreement of the lenders), at which time all outstanding indebtedness thereunder would have to be refinanced. There can be no assurance that the Credit Agreement will be extended or refinanced. The
Credit Agreement contains restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. In addition, the Credit
Agreement restricts the amount of capital expenditures by the company in each fiscal year. As of December 31, 1994, no borrowings were outstanding under the Credit Agreement in keeping with the seasonal nature of the company's working capital needs.
   A Registration Statement was filed with the Securities and Exchange Commission in December 1994 covering 6.5 million shares of common stock and became effective in February 1995. The shares of common stock may be sold by the company in an at-the-market equity offering(s) or on a negotiated or competitive bid basis through underwriters or dealers or directly to other purchasers or through agents.
   Although the company believes that its Credit Agreement, together with extended-term payables expected to be available from a foreign supplier and its continuing efforts to obtain other financing sources, including sales of common stock as discussed above, will be adequate to meet its seasonal working capital, capital expenditure and other requirements in 1995, there can be no assurance that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events. In such event, the company would be required to seek other sources of liquidity, if available. In addition, the company is reviewing possible capital investment projects over the next three years (which may require an amendment to the Credit Agreement) and options for additional financing that would be required to support these projects. If undertaken, the projects are expected to reduce the costs and increase production capacity primarily in the company's picture tube operations. There can be no assurance that these projects will be undertaken (or that such Credit Agreement amendment will be obtained, if requested).


Outlook

   The company's major product areas, including the color television market, are highly competitive. The company's major competitors are foreign-owned global giants, generally with greater worldwide television volume and overall resources. In efforts to increase market share or achieve higher production volumes, the company's competitors have aggressively lowered their selling prices in the past several years. Price competition continued in 1994 and early 1995, and the company selectively reduced color television prices to maintain its historical competitive price position. There can be no assurance that such competition will not continue to adversely affect the company's performance or that the company will be able to maintain its market share in the face of such competition.
   The North American Free Trade Agreement, which took effect on
January 1, 1994, significantly reduced duty costs in 1994. This improved the company's ability to compete against Asian imports in North America and increased sales of the company's color television receivers in Mexico and Canada and color picture tube production in the U.S. However, in December 1994 the Mexican peso devalued by almost 50 percent. The company expects that this devaluation will negatively impact the company's sales in Mexico, but that any negative impact from the reduced sales will be more than offset by the effect on peso denominated expenses in its Mexican subsidiaries.
   In light of the company's losses from continuing operations, competitive environment and inflationary cost pressures (including purchased material as well as labor costs in Mexico where labor contracts expire every two years and wages are renegotiated annually or more frequently under rapid devaluation or high inflation periods), the company has undertaken major cost reduction programs each year. In 1994, the company reduced costs by about $40 million from continued process and design improvements, improved efficiencies, re-engineering and continued consolidations. The company continues to seek additional cost reduction opportunities for 1995 and beyond, although there can be no assurance that any such cost reductions will be achieved. As a part of these cost reduction efforts, the company plans significant headcount reductions in the first half of 1995 which will result in costs associated with severance liabilities. Also, as in 1994 and 1993, the company may experience an adverse impact as shortages of certain components may continue in 1995.
   The goals of the company's business strategy are to improve profitability, to introduce new products, to develop new products (such as digital cable products incorporating the company-developed transmission technology selected in February 1994 by the HDTV Grand Alliance and the FCC
Advisory Committee review panel), and to re-engineer operations including the change over to an entirely direct-to-retail distribution organization. This strategy is expected to continue to involve significant expenditures by the company in 1995 and beyond.
   The company expects that a number of unusual factors will have an adverse effect on first-quarter 1995 results:

* Start-up problems in January and early February at the company's new finished-goods warehouse in Ft. Worth, Texas, caused shipments to be missed. Those problems have now been resolved.

* TV shipments by the industry and the company to the Mexican market were almost completely curtailed after the peso devaluation. The company believes that Mexican dealers are selling off their pre-devaluation inventory. With dealer costs up by 40-50 percent in pesos, the company expects the Mexican market to recover slowly.

* The company anticipates significant cost reduction benefits in 1995 as a result of the peso devaluation. However, the devaluation impact is expected to be limited in the first quarter as manufacturing costs flow through inventory before being reflected in operating results.

* The company's year-end finished goods inventory was higher than target. This, coupled with reduced shipments from the first two factors above, caused the company to cut first-quarter television set production by about 17 percent to bring inventories into line. This will result in a first-quarter production rate lower than that expected for the rest of the year, with attendant higher per-unit overhead costs.

* The first-quarter is expected to include severance costs related to significant headcount reductions in Mexico planned for the first half of the year, as well as start-up costs and duplicate overheads to support the changeover to an entirely direct-to-retail distribution organization.

    These unusual factors, along with an $11 million effect from price reductions implemented in 1994 and in early 1995, are expected to result in first-quarter 1995 operating results that will be significantly below the 1994 first-quarter results.
    There can be no assurance that the company will achieve the goals of its business strategy, including efforts to improve financial results later in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial information required by Item 8 is contained in Item 14 of
Part IV (page 18) of this report.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                          Office Held                             Age
- ---------------------------------------------------------------------------

Kell B. Benson        Senior Vice President-Finance and Chief            47
                      Financial Officer since August 1994, Vice
                      President-Finance and Chief Financial Officer
                      1989 - 1994, Vice President-Controller 1989

Michael J. Kaplan     Vice President-Human Resources since 1993,         55
                      Vice President-Human Resources and Public
                      Affairs 1988 - 1993

Gerald M. McCarthy    Executive Vice President, Sales and Marketing      53
                      and member of the Office of the Chairman since
                      1993, Senior Vice President, Sales and Marketing, and member of the Office of the President 1991 -
                      1993. President, Zenith Sales Company Division since 1983

Albin F. Moschner     President and Chief Operating Officer and member   42
                      of the Office of the Chairman since 1993, Senior
                      Vice President, Operations and member of the Office of the President 1991 - 1993

Jerry K. Pearlman     Chairman and Chief Executive Officer since 1993,   55
                      Chairman, President and Chief Executive Officer
                      1983 - 1993

Philip S. Thompson    Senior Vice President-Operations since August      45
                      1994

Richard F. Vitkus     Senior Vice President-General Counsel since        55
                      August 1994


  On February 23, 1995, it was announced that Jerry K. Pearlman, Chairman and Chief Executive Officer, plans to retire at the end of 1995 and that the company's Board of Directors plans to elect Albin F. Moschner, current President and Chief Operating Officer, as Chief Executive Officer after the company's April 25, 1995, annual meeting.


ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated by reference from the sections entitled "Summary Compensation Table", "Employment Agreements", "Termination and Change of Control Agreements", "Option/SAR Grants in 1994", "Aggregated Option/SAR Exercises in 1994 and Year-End Option/SAR Values" and "Pension Plan Table" from the company's definitive Proxy Statement, copies of which will be electronically transmitted to the Commission via EDGAR.

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

  No material transactions occurred during 1994.



                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) 1.  The following Consolidated Financial Statements of Zenith
Electronics Corporation, the Report of Independent Public Accountants, and the Unaudited Quarterly Financial Data are included in this report on pages 27 through 40:

     Statements of Consolidated Operations and Retained Earnings - Years ended December 31, 1994, 1993 and 1992

     Consolidated Balance Sheets - December 31, 1994 and 1993

     Statements of Consolidated Cash Flows -
     Years ended December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

     Unaudited Quarterly Financial Information

(a) 2. The following consolidated financial statement schedule for Zenith Electronics Corporation are included in this report on page 42:

     Schedule VIII - Valuation and Qualifying Accounts

  The Report of Independent Public Accountants on Financial Statement Schedules is included in this report on page 41.

  All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.


    3. Exhibits:

    (3a) Restated Certificate of Incorporation of the company, as amended (incorporated by reference to Exhibit 3(a) to the company's Annual Report on Form 10-K for the year ended December 31, 1992)

    (3b) Certificate of Amendment to Restated Certificate of Incorporation of the company dated May 4, 1993 (incorporated by reference to Exhibit 4(l) of the company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993)

    (3c) By-Laws of the company, as amended (incorporated by reference to Exhibit 3 to the company's Current Report on Form 8-K, dated January 31, 1994)

    (4a) Indenture dated as of April 1, 1986 between Zenith Electronics Corporation and The First National Bank of Boston as Trustee with respect to the 6-1/4% Convertible Subordinated Debentures due 2011 (incorporated by reference to Exhibit 1 of the company's Quarterly
         Report	on Form 10-Q for the quarter ended  March 30, 1991)

    (4b) Debenture Purchase Agreement dated as of November 19, 1993 with the institutional investors named therein (incorporated by reference to Exhibit 4(a) of the company's Current Report on Form 8-K dated November 19, 1993)

    (4c) Amendment No. 1 dated November 24, 1993 to the Debenture
         Purchase Agreement dated as of November 19, 1993 with the institutional investor named therein (incorporated by reference to Exhibit 4(a) of the company's Current Report on Form 8-K dated November 24, 1993)

    (4d) Amendment No. 2 dated as of January 11, 1994 to the Debenture Purchase Agreement dated as of November 19, 1993 (incorporated by reference to Exhibit 4(c) of the company's Current Report on Form 8-K dated January 11, 1994)

    (4e) Debenture Purchase Agreement dated as of January 11, 1994 with the institutional investor named therein (incorporated by reference to Exhibit 4(a) of the company's Current Report on Form 8-K dated January 11, 1994)

    (4f) Credit Agreement, dated as of May 21, 1993, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 4 of the company's Current Report on Form 8-K dated May 21, 1993)

    (4g) Amendment No. 1 dated November 8, 1993 to the Credit
         Agreement dated May 21, 1993, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 4(b) of the company's Current Report on Form 8-K dated November 19, 1993)

    (4h) Amendment No. 3 dated January 7, 1994 to the Credit Agreement dated May 21, 1993, with General Electric Capital Corporation, as agent and lender, The Bank of New York Commercial Corporation, as lender, and Congress Financial Corporation, as lender (incorporated by reference to Exhibit 4(b) of the company's Current Report on Form 8-K dated January 11, 1994)

    (4i) Fourth Amendment dated January 28, 1994 to the Credit
         Agreement dated May 21, 1993, with General Electric Capital Corporation, as agent and lender, The Bank of New York Commercial Corporation, as lender, and Congress Financial Corporation, as lender (incorporated by reference to Exhibit 4 of the company's Current Report on Form 8-K dated January 31, 1994)

    (4j) Fifth Amendment dated April 21, 1994 to Credit Agreement dated
         May 21, 1993, with General Electric Capital Corporation, as agent and lender, The Bank of New York Commercial Corporation, as lender, and Congress Financial Corporation, as lender (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K dated April 21, 1994)

    (4k) Stockholder Rights Agreement, dated as of October 3, 1986 (incorporated by reference to Exhibit 4c of the company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)

    (4l) Amendment, dated April 26, 1988, to Stockholder Rights
         Agreement (incorporated by reference to Exhibit 4(d) of the company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993)

    (4m) Amended and Restated Summary of Rights to Purchase
         Common Stock (incorporated by reference to Exhibit 4(e) of the company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

    (4n) Amendment, dated July 7, 1988, to Stockholder Rights Agreement (incorporated by reference to Exhibit 4(f) of the company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

    (4o) Agreement, dated May 23, 1991, among Zenith Electronics
         Corporation, The First National Bank of Boston and Harris Trust and Savings Bank (incorporated by reference to Exhibit 1 of Form 8 dated May 30, 1991)

    (4p) Amendment, dated May 24, 1991, to Stockholder Rights
         Agreement (incorporated by reference 	to Exhibit 2 of Form 8 dated
         May 30, 1991)

    (4q) Agreement, dated as of February 1, 1993, among Zenith Electronics Corporation, The Bank of New York and Harris Trust and Savings Bank (incorporated by reference to Exhibit 1 of Form 8 dated March 25, 1993)

 *(10a) 1987 Zenith Stock Incentive Plan (as amended subject to shareholder approval on April 28, 1992) (incorporated by reference to Exhibit A of the company's definitive Proxy Statement dated March
        13, 1992)

 *(10b) Form of Amended and Restated Employment Agreement with Jerry
        K. Pearlman, Gerald M. 	McCarthy, Albin F. Moschner, Kell B.
        Benson, John Borst, Jr. and Michael J. Kaplan (incorporated by reference to Exhibit 2 of the company's Report on Form 10-K for the year ended December 31, 1990)

 *(10c) Restricted Stock Agreement, dated December 3, 1986, of Jerry K.
        Pearlman (incorporated by reference to Exhibit 10c of the company's Annual Report on Form 10-K for the year ended December 31, 1991)

 *(10d) Amendment, dated May 27, 1987, to Restricted Stock Agreement of Jerry K. Pearlman (incorporated by reference to Exhibit 10d of the company's Report on Form 10-K for the year ended December 31,
        1992)

 *(10e) Amendment, dated March 28, 1988, to Restricted Stock Agreement of Jerry K. Pearlman (incorporated by reference to Exhibit 10(e) of the company's Annual Report on Form 10-K for the year ended December 31, 1993)

 *(10f) Amendments, dated October 1, 1990, and January 23, 1991, to
        Restricted Stock Agreement of Jerry K. Pearlman (incorporated by reference to Exhibit 3 of the company's Report on Form 10-K for the year ended December 31, 1990)

 *(10g) Restricted Stock Agreement, dated March 31, 1987, with Gerald M.
        McCarthy, and Amendments thereto dated December 2, 1987, March 28, 1988, August 22, 1988, and January 23, 1991 (incorporated by reference to Exhibit 10b of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1991)

 *(10h) Forms of Amendments, dated as of July 24, 1991, to Restricted
        Stock Agreement dated December 3, 1986, with Jerry K. Pearlman and to Restricted Stock Agreement dated March 31, 1987, with Gerald M. McCarthy (incorporated by reference to Exhibit 10c of the company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 1991)

 *(10i) Form of Amendment, dated as of July 26, 1994, to Restricted Stock
        Agreements with Jerry K. Pearlman and Gerald M. McCarthy

 *(10j) Supplemental Agreement, dated September 12, 1986, with Jerry K.
        Pearlman (incorporated by reference to Exhibit 10m of the company's Report on Form 10-K for the year ended December 31, 1991)

 *(10k) Amendment to Supplemental Agreement with Jerry K. Pearlman
        (incorporated by reference to Exhibit 10j of the company's Report on Form 10-K for the year ended December 31, 1992)

 *(10l) Form of Amendment, dated as of May 19, 1989, to Supplemental
        Agreement with Jerry K. Pearlman, (incorporated by reference to
        Exhibit 6 of the company's Report on Form 10-K for the year ended December 31, 1989)

 *(10m) Form of Amendment, dated as of July 24, 1991, to Supplemental
        Agreement with Jerry K. Pearlman (incorporated by reference to
        Exhibit 10a of the company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 1991)

 *(10n) Amendment to Addendum to Supplemental Letter Agreement, dated as of December 8, 1993, with Jerry K. Pearlman (incorporated by reference to Exhibit 10(la) of the company's Annual Report on Form 10-K for the year ended December 31, 1993)

 *(10o) Form of Supplemental Agreement with Gerald M. McCarthy, Albin
        F. Moschner, Kell B. Benson, John Borst, Jr. and Michael J. Kaplan (incorporated by reference to Exhibit 10q of the company's Report on Form 10-K for the year ended December 31, 1991)

 *(10p) Letter Agreement, dated October 21, 1991, with Albin F. Moschner
        (incorporated by reference to Exhibit 10u of the company's Report on Form 10-K for the year ended December 31, 1991)

 *(10q) Form of Indemnification Agreement with Officers and Directors
        (incorporated by reference to Exhibit 8 of the company's Report on Form 10-K for the year ended December 31, 1989)

 *(10r) Form of Directors Stock Units Compensation Agreement with
        Harry G. Beckner (2,000 units) (incorporated by reference to Exhibit 10r of the company's Report on Form 10-K for the year ended
        December 31, 1992)

 *(10s) Form of Directors 1989 Stock Units Compensation Agreement with
        Harry G. Beckner and T. Kimball Brooker (1000 units each)
        (incorporated by reference to Exhibit 9 of the company's Report on Form 10-K for the year ended December 31, 1989)

 *(10t) Form of Directors 1990 Stock Units Compensation Agreement with
        Harry G. Beckner, T. Kimball Brooker, David H. Cohen, Charles Marshall, Andrew McNally IV and Peter S. Willmott (1000 units each) (incorporated by reference to Exhibit 6 of the company's Report on Form 10-K for the year ended December 31, 1990)

 *(10u) Form of Directors 1991 Stock Units Compensation Agreement with
        Harry G. Beckner, T. Kimball Brooker, David H. Cohen, Charles Marshall, Andrew McNally IV and Peter S. Willmott (1,000 units each) (incorporated by reference to Exhibit 10d of the company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 1991)

 *(10v) Form of Amendment, dated as of July 24, 1991, to Directors Stock
        Units Compensation Agreements for 1987, 1988, 1990 and 1991 (incorporated by reference to Exhibit 10e of the company's Quarterly Report on Form 10-Q for the Quarter ended June 29, 1991)

 *(10w) Directors Retirement Plan and form of Agreement (incorporated by reference to Exhibit 10 of the company's Report on Form 10-K for the year ended December 31, 1989)

 *(10x) Form of Amendment, dated as of July 24, 1991, to Directors
        Retirement Plan and form of Agreement (incorporated by reference to Exhibit 10f of the company's quarterly Report on Form 10-Q for the Quarter ended June 29, 1991)

 *(10y) Restricted Stock Award Agreement, dated as of July 26, 1994, with
        Jerry K. Pearlman

 *(10z) Restricted Stock Award Agreement, dated as of July 26, 1994, with
        Albin F. Moschner

*(10aa) Restricted Stock Award Agreement, dated as of July 26, 1994, with
        Gerald M. McCarthy

*(10ab) Supplemental Executive Retirement Income Plan effective as of
        January 1, 1994

*(10ac) Supplemental Salaried Profit Sharing Retirement Plan effective as of January 1, 1994

 (10ad) Investment Agreement, dated as of February 25, 1991, with
        GoldStar Co., Ltd. (incorporated by reference to Exhibit 1 of the company's Current Report on Form 8-K, dated February 25, 1991)

 (10ae) Registration Rights Agreement, dated as of February 25, 1991, with GoldStar Co., Ltd. (incorporated by reference to Exhibit 2 of the company's Current Report on Form 8-K, dated February 25, 1991)

 (10af) Investment Agreement dated as of March 25, 1993 between Zenith Electronics Corporation and Fletcher Capital Markets, Inc. (incorporated by reference to Exhibit 1 of the company's Current Report on Form 8-K dated March 26, 1993)

 (10ag) Investment Agreement dated as of July 29, 1993 between Zenith Electronics Corporation and Fletcher Capital Markets, Inc. (incorporated reference to Exhibit 5(a) of the company's Current Report on Form 8-K dated July 29, 1993)

   (21) Subsidiaries of the company

   (23) Consent of Independent Public Accountants

   (27) Financial Data Schedule for the year ended December 31, 1994

* Represents a management contract, compensation plan or arrangement.


(b) Reports on Form 8-K

No report on Form 8-K was filed during the quarter ended December 31, 1994.


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

                                           ZENITH ELECTRONICS CORPORATION
                                           (Registrant)

                                           By: /s/ Jerry K. Pearlman
                                              ---------------------------------
                                           Jerry K. Pearlman
                                           Chairman and Chief Executive Officer

                                           Date: February 27, 1995
                                               --------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                           Title                   Date
- -------------------------------------------------------------------------------

 /s/ Harry G Beckner                 Director                February 27, 1995
- -------------------------                                    -----------------
Harry G. Beckner


 /s/ T. Kimball Brooker              Director                February 27, 1995
- -------------------------                                    -----------------
T. Kimball Brooker


 /s/ David H. Cohen                  Director                February 27, 1995
- -------------------------                                    -----------------
David H. Cohen


 /s/ Ilene S. Gordon                 Director                February 27, 1995
- -------------------------                                    -----------------
Ilene S. Gordon


 /s/ Charles Marshall                Director                February 27, 1995
- -------------------------                                    -----------------
Charles Marshall


 /s/ Gerald M. McCarthy       Director, Executive Vice       February 27, 1995
- -------------------------     President - Sales and          -----------------
Gerald M. McCarthy            Marketing, and President -
                              Zenith Sales Company


 /s/ Andrew McNally IV              Director                 February 27, 1995
- -------------------------                                    -----------------
Andrew McNally IV


 /s/ Albin F. Moschner        Director, President and Chief  February 27, 1995
- -------------------------     Operating Officer              -----------------
Albin F. Moschner


 /s/ Jerry K. Pearlman        Director, Chairman and Chief   February 27, 1995
- -------------------------     Executive Officer              -----------------
Jerry K. Pearlman             (Principal Executive Officer)


 /s/ Peter S. Willmott             Director                  February 27, 1995
- -------------------------                                    -----------------
Peter S. Willmott


 /s/ Kell B. Benson           Senior Vice President -        February 27, 1995
- -------------------------     and Chief Financial Officer    -----------------
Kell B. Benson                (Principal Financial Officer)




                  INDEX TO FINANCIAL STATEMENTS AND EXHIBITS


                                                                         Page
                                                                        Number
                                                                        ------

Consolidated Financial Statements                                          27

Notes to Consolidated Financial Statements                                 30

Report of Independent Public Accountants                                   39

Unaudited Quarterly Financial Data                                         40

Report of Independent Public Accountants on Financial Statement Schedule   41

Financial Statement Schedule:

    Schedule VIII  -  Valuation and Qualifying Accounts                    42

Exhibits:

    (10i) Form of Amendment, dated as of July 26, 1994, to Restricted
          Stock Agreements with Jerry K. Pearlman and Gerald M. McCarthy   43

    (10y) Restricted Stock Award Agreement, dated as of July 26, 1994,
          with Jerry K. Pearlman                                           45

    (10z) Restricted Stock Award Agreement, dated as of July 26, 1994,
          with	Albin F. Moschner                                           53

   (10aa) Restricted Stock Award Agreement, dated as of July 26, 1994,
          with Gerald M. McCarthy                                          61

   (10ab) Supplemental Executive Retirement Income Plan effective as of
          as of January 1, 1994                                            69

   (10ac) Supplemental Salaried Profit Sharing Retirement Plan effective
          as of January 1, 1994                                            80

     (21) Subsidiaries of the company                                      89

     (23) Consent of Independent Public Accountants                        90

     (27) Financial Data Schedule for the year ended December 31, 1994     91


                    CONSOLIDATED FINANCIAL STATEMENTS


Statements of Consolidated Operations and Retained Earnings
In millions, except per share amounts


                                                    Year Ended December 31
                                               --------------------------------
                                                  1994       1993       1992
- -------------------------------------------------------------------------------
Revenues
 Net sales                                     $1,469.0   $1,228.2   $1,243.5
                                               --------------------------------
Costs, Expenses and Other
 Cost of products sold                          1,350.2    1,163.9    1,179.3
 Selling, general and administrative              117.1       92.5       94.0
 Engineering and research                          45.4       47.8       55.4
 Other operating expense (income), net
   (Notes 1 and 6)                                (33.6)     (25.2)     (24.3)
 Restructuring and other charges (Note 3)            -        31.0       48.1
                                               --------------------------------

Income
 Operating income (loss)                          (10.1)     (81.8)    (109.0)
 Gain on asset sales, net (Note 8)                 11.0         -          -
 Interest expense                                 (15.9)     (15.5)     (13.7)
 Interest income                                     .5         .3         .9
                                               --------------------------------

 Income (loss) before income taxes                (14.5)     (97.0)    (121.8)
 Income taxes (credit) (Note 4)                     (.3)        -       (15.9)
                                               --------------------------------

  Net income (loss)                            $  (14.2)   $ (97.0)  $ (105.9)
                                               ================================

Per Share
 Income (loss) per common share (Note 1)       $  ( .34)   $ (3.01)  $  (3.59)
                                               ================================

Retained Earnings
 Balance at beginning of year                  $  (88.1)   $   8.9   $  114.8
 Net income (loss)                                (14.2)     (97.0)    (105.9)
                                               --------------------------------

  Retained earnings (deficit) at end of year   $ (102.3)   $ (88.1)  $    8.9
                                               ================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



Consolidated Balance Sheets
In millions

                                                        December 31
                                                     ------------------
                                                        1994      1993
Assets
Current Assets
 Cash (Note 1)                                        $  8.9    $ 20.8
 Receivables, net of allowance for doubtful
  accounts of $3.1 and $2.5, respectively              206.9     162.5
 Inventories (Note 7)                                  245.2     206.2
 Other                                                   9.9       6.1
                                                     ------------------

  Total current assets                                 470.9     395.6

Noncurrent Assets
 Property, plant and equipment, net (Note 8)           168.1     153.9
 Other (Note 1)                                         14.6       9.9
                                                     ------------------

     Total assets                                     $653.6    $559.4
                                                     ==================


Liabilities and Stockholders' Equity
Current Liabilities
 Current portion of long-term debt (Note 10)         $    -     $ 34.5
 Accounts payable (Note 9)                             114.1      81.8
 Compensation and retirement benefits (Note 13)         24.8      25.9
 Product warranties                                     35.6      24.2
 Co-op advertising and merchandising programs           27.3      21.7
 Income taxes payable                                    1.2       1.1
 Other accrued expenses                                 40.3      47.8
                                                     ------------------

  Total current liabilities                            243.3     237.0

Noncurrent Liabilities
 Long-term debt (Note 10)                              182.0     170.0

Stockholders' Equity
 Preferred stock, $1 par value; 8,000,000
  shares authorized; none outstanding                     -         -
 Common stock, $1 par value; 100,000,000
  shares authorized; 45,698,372 and 35,909,617
  shares issued                                         45.7      35.9
 Additional paid-in capital                            285.4     205.1
 Retained earnings (deficit)                          (102.3)    (88.1)
 Cost of 21,000 common shares in treasury                (.5)      (.5)
                                                     -------------------

  Total stockholders' equity (Note 11)                 228.3     152.4
                                                     -------------------

     Total liabilities and stockholders' equity       $653.6    $559.4
                                                     ===================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Statements of Consolidated Cash Flows
In millions

                                                   Increase (Decrease) in Cash
                                                      Year Ended December 31
                                                  -----------------------------
                                                     1994     1993     1992
- -------------------------------------------------------------------------------

Cash Flows from Operating Activities
 Income (loss) from operations                      $(14.2)  $(97.0)  $(105.9)
 Adjustments to reconcile income (loss)
 to net cash used by operations:
  Depreciation                                        28.8     35.4      37.7
  Write-down of fixed assets as a part of
   restructuring (Note 3)                               -      16.2       3.7
  Employee retirement plan contribution in stock       6.0     14.6       6.2
  Gain on asset sales, net                           (11.0)      -         -
  Other                                                (.2)      .2       1.1
  Changes in assets and liabilities:
   Current accounts                                  (52.1)     3.4      40.7
   Other assets                                         .6     (1.0)       .6
                                                    ---------------------------

 Net cash used by operating activities               (42.1)   (28.2)    (15.9)
                                                    ---------------------------

Cash Flows from Investing Activities
 Capital additions                                   (58.9)   (26.1)    (32.6)
 Proceeds from asset sales                            27.5       .4       6.9
                                                    ---------------------------
 Net cash used by investing activities               (31.4)   (25.7)    (25.7)
                                                    ---------------------------

Cash Flows from Financing Activities
 Short-term borrowings, net                             -     (10.1)     10.1
 Proceeds from issuance of long-term debt             12.0     55.0        -
 Proceeds from issuance of common stock, net          84.1     24.0       1.0
 Principal payments on long-term debt                (34.5)      -         -
                                                    ---------------------------
 Net cash provided by financing activities            61.6     68.9      11.1
                                                    ---------------------------

Cash
  Increase (decrease) in cash                        (11.9)    15.0     (30.5)
  Cash at beginning of year                           20.8      5.8      36.3
                                                    ---------------------------
  Cash at end of year                               $  8.9   $ 20.8    $  5.8
                                                    ===========================

Changes in Current Assets and Liabilities
 Increase (decrease) in cash attributable to changes in:
  Receivables, net                                 $ (45.5)  $ 15.2   $  20.6
  Income taxes, net                                    (.2)      .8     (14.5)
  Inventories                                        (42.7)    (8.3)     38.6
  Other assets                                        (3.8)      .1        .1
  Accounts payable and accrued expenses               40.1     (4.4)     (4.1)
                                                   ----------------------------
   Net change in current accounts                  $ (52.1)  $  3.4   $  40.7
                                                   ============================

 Supplemental Disclosure
 Supplemental disclosure of cash flow information-
  Cash paid (refunded) during the period for:
   Interest                                        $  17.6   $ 15.0   $  13.5
   Income taxes                                        (.1)    (1.2)     (1.5)


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Notes to Consolidated Financial Statements
- ------------------------------------------

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

Properties and depreciation: Additions of plant and equipment with lives of eight years or more are depreciated by the straight-line method over their useful lives. Accelerated methods are used for depreciation of virtually all other plant and equipment items, including high technology equipment that may be subject to rapid economic obsolescence.
  Property held for disposal is stated at the lower of cost or estimated net realizable value. As of December 31, 1994 and 1993, $4.6 million and $5.9 million, respectively, of property held for disposal was included in Other Noncurrent Assets and included certain facilities and land no longer used in the company's operations.
  Most tooling expenditures are charged to expense in the year acquired, except for picture tube tooling which is amortized over four years. Certain production fixtures are capitalized as machinery and equipment.
  Rental expenses under operating leases were $13.6 million, $9.0 million and $8.8 million in 1994, 1993 and 1992, respectively. Commitments for lease payments in future years are not material.
  The company capitalizes interest on major capital projects. Such interest has not been material.

Engineering, research, product warranty and other costs: Engineering and research costs are expensed as incurred. Estimated costs for product warranties are provided at the time of sale based on experience factors. The costs of co-op advertising and merchandising programs are also provided at the time of sale.

Foreign currency: The company uses the U.S. dollar as the functional currency for all foreign subsidiaries. Foreign exchange gains and losses are included in Other operating expense (income) and netted to a $3.6 million gain in 1994. These amounts were not material in 1993 and 1992.

Earnings per share: Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6 1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The number of shares used in the computation were 42.0 million,
32.3 million and 29.5 million in 1994, 1993 and 1992, respectively.


Note Two - Financial Results and Liquidity:
The company has incurred losses from operations of $14.2 million, $97.0 million and $105.9 million in 1994, 1993 and 1992, respectively. For many years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from cost reduction programs, these lower color television prices together with inflationary cost increases have more than offset such cost reduction benefits.
  The company's Credit Agreement (see Note Nine) expires on June 30, 1996.
The maximum commitment for funds available for borrowing under the Credit Agreement is $90 million, but is limited by a defined borrowing base formula related to eligible accounts receivable and inventory. Although the company believes that its Credit Agreement, together with extended-term payables expected to be available from a foreign supplier and its continuing efforts to obtain other financing sources, will be adequate to meet its seasonal working capital, capital expenditure and other requirements in 1995, there can be no assurances that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events.
  In addition, the company is reviewing possible significant capital investment projects over the next three years (which may require an amendment to the Credit Agreement) and options for additional financing that would be required to support these projects. If undertaken, the projects are expected to reduce the costs and increase production capacity primarily in the company's picture tube operations.

Note Three - Restructuring and Other Charges:
During the fourth quarter of 1993, the company recorded a charge of $31.0 million primarily to restructure certain product areas and re-engineer its core Consumer Electronics and Network Systems business. The restructuring affected computer monitors and magnetics, product areas that were phased-out or sold in 1994. The fourth-quarter charge was primarily for non-cash fixed asset and inventory write-downs, as well as severance costs, and was designed to reduce fixed costs and operating expenses.
  During 1992, the company recorded $48.1 million of restructuring and other charges. These included provisions for severance, inventory valuation and other restructuring costs, along with write-offs of trade receivables. Designed to reduce fixed costs and operating expenses, the restructuring actions included manufacturing consolidations and related employment reductions in Mexico, consolidation of company-owned distribution and other activities, and salaried employment reductions throughout the company.

Note Four - Income Taxes:
In the fourth quarter of 1992, the company elected early adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income
Taxes." The adoption had no effect on the financial statements of the company because the related net deferred tax assets were offset by a valuation allowance. The valuation allowance was established since the realization of these assets cannot be reasonably assured, given the company's recurring losses.

 The components of income taxes (credit) were:

                                              Year Ended December 31
                                           ----------------------------
In millions                                  1994      1993      1992
- -----------------------------------------------------------------------

Currently payable (refundable):
  Federal                                  $  (.5)   $  (.1)  $  (5.9)
  State                                        .2        .1        .1
  Foreign                                      -         -        (.1)
Currently deferred                             -         -      (10.0)
                                          ------------------------------

 Total income taxes (credit)               $  (.3)   $   -    $ (15.9)
                                          ==============================

  The $15.9 million income tax credit in 1992, resulted from the reversal of $10.0 million of previously accrued tax reserves no longer required in connection with earnings of a foreign subsidiary and $5.9 million of net operating loss carryback applications which resulted in cash refunds.

  The statutory federal income tax rate and the effective tax rate are compared below:

                                             Year Ended December 31
                                          ------------------------------
                                             1994      1993      1992
- ------------------------------------------------------------------------

 Statutory federal income tax rate          (35.0)%   (35.0)%   (34.0)%
 State income taxes, net                       .7        .1        .1
 Foreign tax effects                         21.9        .5       2.0
 Tax benefits not recognized
  subject to future realization              13.4      34.5      31.9
 Net operating loss carryback                (3.2)      (.1)     (4.9)
 Reversal of previously
  accrued reserve                              -         -       (8.2)
                                         -------------------------------

 Effective tax rate                          (2.2)%      -  %   (13.1)%
                                         ===============================

Deferred tax assets (liabilities) are comprised of the following:

                                          Year Ended December 31
                                         ------------------------
In millions                                  1994      1993
- -----------------------------------------------------------------

Loss carryforwards                         $154.7    $145.3
Inventory valuation                          21.1      16.5
Product warranty                             15.2      13.0
Co-op advertising                             1.5       4.0
Merchandising                                 6.8       6.7
Other                                        17.5      25.7
                                        -------------------------

 Deferred tax assets                        216.8     211.2
                                        -------------------------

Depreciation                                (13.9)    (12.6)
Employee benefits                             (.6)      (.6)
Other                                       (18.4)    (18.8)
                                        -------------------------

 Deferred tax liabilities                   (32.9)    (32.0)
                                        -------------------------

Valuation allowance                        (183.9)   (179.2)
                                        -------------------------

 Net deferred tax assets                   $   -    $   -
                                        =========================


  As of December 31, 1994, the company had $388.5 million of net operating loss carryforwards (NOLs) available for financial statement purposes. For federal income tax purposes, the company had net operating loss carryforwards of $389.3 million (which expire from 2004 through 2009) and unused tax credits of $5.6 million (which expire from 1995 through 2002).
  The company expects these NOLs and tax credits to be available in the future to reduce the Federal income tax liability of the company. However, should there occur a 50% "ownership change" of the company as defined under Section
382 of the Internal Revenue Code of 1986, the company's ability to utilize the NOLs and available tax credits would be materially and adversely affected.
  A Registration Statement was filed with the Securities and Exchange Commission in December 1994 covering 6.5 million shares of common stock which became effective in February 1995 (the Offering). The Offering is not expected to give rise to an ownership change of the company. The company has knowledge of increases in the ownership of the company's common stock by 5% stockholders aggregating approximately 35% in the three years ended December 31, 1994 (on a pro forma basis, giving effect to the Offering, but without regard to acquisitions of shares of common stock in the Offering by persons who might thereby become separate 5% stockholders). However, acquisitions of significant interests in the company's common stock have occurred in the past, and future stock transactions, which may not be within the control of the company, may result in an ownership change when aggregated with the Offering and these other past common stock transactions.

Note Five - Geographic Segment Data:
The company's operations involve a dominant industry segment - the design, development, manufacture and sale of video products, including color television sets, video cassette recorders and other consumer electronics products, color picture tubes, cable TV products, computer monitors and parts and accessories for these products.

 Financial information, summarized by geographic area, is as follows:

                                          Year Ended December 31
                                       ----------------------------
In millions                            1994       1993       1992
- --------------------------------------------------------------------
Net sales to unaffiliated customers:
 Domestic companies                 $1,365.2   $1,158.8   $1,183.7
 Foreign companies                     103.8       69.4       59.8
                                    --------------------------------

 Total net sales                    $1,469.0   $1,228.2   $1,243.5
                                    ================================

Income (loss) before income taxes:
 Domestic companies                 $   (8.4)  $  (97.6)  $ (116.9)
 Foreign companies                      (6.1)        .6       (4.9)
                                    --------------------------------

 Total income (loss) before
    income taxes                    $  (14.5)  $  (97.0)  $ (121.8)
                                    ================================

Identifiable assets:
 Domestic companies                 $   503.2  $   448.6  $   467.3
 Foreign companies                      150.4      110.8      111.3
                                    --------------------------------

 Total identifiable assets          $   653.6  $   559.4  $   578.6
                                    ================================

   Foreign operations consist of manufacturing and sales subsidiaries in Mexico, a distribution subsidiary in Canada and a purchasing office in Taiwan. Sales to affiliates are principally accounted for at amounts based on local costs of production plus a reasonable return.

Note Six - Other Operating Expense (Income):
Major manufacturers of televisions and video cassette recorders agreed during 1992 to take licenses under some of the company's U.S. tuning system patents (the licenses expire in 2003). Royalty income related to the tuning system patents (after deducting legal expenses) was $27.9 million, $25.7 million and $26.0 million in 1994, 1993 and 1992, respectively, and is included in Other operating expense (income). The $26.0 million in 1992 included $5.3 million of past royalties.

Note Seven - Inventories:
Inventories consisted of the following:

                                                December 31
                                           --------------------
In millions                                   1994     1993
- ----------------------------------------------------------------

Raw materials and work-in-process            $156.2   $137.2
Finished goods                                 97.8     78.1
                                            --------------------

                                              254.0    215.3
Excess of FIFO cost over LIFO cost             (8.8)    (9.1)
                                            --------------------

 Total inventories                           $245.2   $206.2
                                            ====================

   As of December 31, 1994 and 1993, inventories of $25.0 million and $24.1 million, respectively, were valued using the LIFO method.


Note Eight - Property, Plant and Equipment:
Property, plant and equipment consisted of the following:

                                               December 31
                                          -----------------------
In millions                                  1994      1993
- ----------------------------------------------------------------

Land                                        $  3.9    $  7.4
Buildings                                    126.6     151.0
Machinery and equipment                      584.5     549.9
                                          -----------------------

                                             715.0     708.3
Less accumulated depreciation               (546.9)   (554.4)
                                          -----------------------

 Total property, plant and equipment, net   $168.1    $153.9
                                          =======================

   During 1994 the company recorded $11.0 million of net gain on asset sales. Included in this amount is a $5.4 million gain on the sale of a warehouse in Northlake, Illinois, and a $3.6 million gain on the sale of vacant land adjacent to its Glenview, Illinois, headquarters. The company also sold a facility in Lenexa, Kansas, its power supply business, a facility in Chicago, Illinois, and a facility in Springfield, Missouri.

Note Nine - Short-term Debt and Credit Arrangements:
The company entered into a Credit Agreement dated as of May 21, 1993, with a lending group led by General Electric Capital Corporation, for working capital purposes. Borrowings under the Credit Agreement are secured by accounts receivable, inventory, general intangibles, trademarks and the tuning system patent license agreements of the company and certain of its domestic subsidiaries. The Credit Agreement is scheduled to expire on June 30, 1996. The maximum commitment of funds available for borrowing under the Credit
Agreement is $90 million, but is limited by a defined borrowing base formula related to eligible receivables and eligible inventory. Net proceeds arising from material asset transactions will result in a partial reduction in the maximum commitment of the lenders thereunder. Interest on borrowings is based on market rates with a commitment fee of 1/2 % per annum payable monthly on the unused balance of the facility. As of December 31, 1994, no borrowings were outstanding under the Credit Agreement.
  The Credit Agreement contains restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. The ratio of liabilities to net worth and minimum net worth amount varies from quarter to quarter. As of December 31, 1994, the ratio of liabilities to net worth was required to be not greater than 3.50 to 1.0 and was actually 1.86 to 1.0, and net worth was required to be equal to or greater than $158.0 million and was actually $228.3 million. At the end of each fiscal quarter through March 30, 1996, the liabilities to net worth ratio is required to be maintained at various levels ranging from a high of 4.40 to 1.0 to a low of 3.50 to 1.0, and minimum net worth is required to be maintained at amounts ranging from a high of $166.0 million to a low of $143.0 million. The Credit Agreement restricts the amount of capital expenditures by the company in each fiscal year. For the fiscal years 1994 and 1995, the company is permitted to make capital expenditures
(as defined in the Credit Agreement) of up to $68.0 million and $38.0 million, respectively. In the event the company plans to undertake capital investment projects in 1995 which would exceed the permitted expenditures, the company would need to seek an amendment to the Credit Agreement. There can be no assurance that the lenders under the Credit Agreement will approve such an amendment, if requested by the company.
  In addition, there are restrictions regarding investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. The Credit Agreement prohibits dividend payments on the company's common stock, restricts dividend payments on any of its preferred stock, if issued, and prohibits the redemption or repurchase of stock.



   Borrowings and interest rates on short-term debt were:

                                           Year Ended December 31
                                       ---------------------------
In millions                             1994      1993       1992
- -------------------------------------------------------------------

Maximum month-end borrowings            $60.4     $66.4      $40.1
Average daily borrowings                 26.3      35.0       23.1
Weighted average interest rate            9.1%      8.1%       7.5%

   Contracts with certain foreign suppliers permit the company to elect interest-bearing extended-payment terms. As of December 31, 1994 and 1993, $19.1 million and $8.5 million, respectively, of these obligations were outstanding and included in Accounts payable.

Note Ten - Long-term Debt:
The components of long-term debt were:

                                         December 31
                                    --------------------
In millions                            1994       1993
- ----------------------------------------------------------

12 1/8% notes due 1995                $   -     $  34.5
6 1/4% convertible subordinated
 debentures due 2011                   115.0      115.0
8.5% senior subordinated
 convertible debentures due 2000        55.0       55.0
8.5% senior subordinated
 convertible debentures due 2001        12.0         -
                                      --------------------

                                       182.0      204.5
Less current portion                      -        34.5
                                      --------------------

   Total long-term debt               $182.0     $170.0
                                      ====================

   In January 1994, the company redeemed its outstanding 12 1/8% notes due
1995 at a redemption price equal to par value, totaling $34.5 million, plus accrued interest.
   The 6 1/4% convertible subordinated debentures are unsecured general obligations, subordinate in right of payment to certain other debt obligations, and are convertible into common stock at $31.25 per share. Terms of the debenture agreement include annual sinking-fund payments of $5.8 million beginning in 1997. The debentures are redeemable at the option of the company, in whole or in part, at specified redemption prices at par or above.
   In November 1993 and January 1994, the company sold to certain institutional investors $55 million and $12 million, respectively, of 8.5% senior subordinated convertible debentures due 2000 and 2001, respectively. The debentures are unsecured general obligations, subordinate in right of payment to certain other debt obligations, and are convertible into shares of common stock at an initial conversion price of $9.76 per share and $10.00 per share, respectively. The debentures are redeemable at the option of the company, in whole or in part, at any time on or after November 19, 1997 and January 18, 1998, respectively, at specified redemption prices at par or above.
   The fair value of long-term debt is $167.5 million as of December 31, 1994, as compared to the carrying amount of $182.0 million. The fair value of the 6 1/4% convertible subordinated debentures is based on the quoted market price from the New York Stock Exchange. The fair value of the 8.5% convertible senior subordinated debentures is based on the quoted price obtained from third party financial institutions. Currently, the company's Credit Agreement would not allow the company to extinguish the long-term debt through purchase and thereby realize the gain.


Note Eleven - Stockholders' Equity:
Changes in stockholders' equity accounts are shown below:

                                                  Additional
                                       Common      Paid-in     Treasury
In millions                            Stock       Capital      Shares
- -----------------------------------------------------------------------------
Balance, December 31, 1991             $29.2       $165.3       $(.5)
 Stock issued for benefit plans          1.0          5.2         -
 Stock issued for stock options           .1           .7         -
 Other                                    -            .2         -
                                      --------------------------------------

Balance, December 31, 1992              30.3        171.4       (.5)
 Sales of common stock                   3.4         19.8         -
 Stock issued for benefit plans          2.0         12.6         -
 Stock issued for stock options           .1           .6         -
 Other                                    .1           .7         -
                                      --------------------------------------

Balance, December 31, 1993              35.9        205.1        (.5)
 Sales of common stock                   8.6         71.2         -
 Stock issued for benefit plans           .6          5.4         -
 Stock issued for stock options           .5          3.6         -
 Other                                    .1           .1         -
                                      --------------------------------------

Balance, December 31, 1994             $45.7       $285.4       $(.5)
                                      ======================================

  During 1994 and 1993 the company sold 8.6 million shares and 3.4 million shares, respectively, of authorized but unissued shares of common stock to investors under registration statements that had been filed with the Securities and Exchange Commission. A Registration Statement was filed with the Securities and Exchange Commission in December 1994 covering 6.5 million shares of common stock which became effective in February 1995. The shares of common stock may be sold by the company in an at-the-market equity offering(s) or on a negotiated or competitive bid basis through underwriters or dealers or directly to other purchasers or through agents.
  Pursuant to a Rights Agreement (as amended), a "right" entitling the holder thereof to purchase under certain conditions, one-half of one share of common stock at an exercise price of $37.50, subject to adjustment, was distributed with respect to each outstanding share of common stock in 1986, and with respect to each additional share of common stock that has become outstanding since then.
   The rights will become exercisable upon the earlier to occur of (i) the 10th day after a public announcement that a third party has become the beneficial owner of 25% or more of the outstanding common stock (an "acquiring person") or (ii) the 10th day after the commencement of, or the announcement of an intention to commence, an offer the consummation of which would result in a third party beneficially owning 25% or more of the common stock.
   In the event any person becomes an acquiring person, each holder of a right (other than the acquiring person) will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the right. The rights, which have no voting rights, expire in 1996. The rights may be redeemed at the option of the company at any time prior to such time as any person becomes an acquiring person.
Under certain conditions and following a stockholder vote, the rights shall be redeemed by the company. In either case, the redemption price will be $.05 per right, subject to adjustment.
   The Rights Agreement also provides that under certain circumstances at any time after any person has become an acquiring person, the Board of Directors may exchange the rights (other than rights owned by such person) in whole or in part, for common stock at an exchange ratio of one-half of a share of common stock per right, subject to adjustment.
   At the company's Annual Meeting of Stockholders in May 1993, the stockholders approved the authorization of 8 million shares of preferred stock of which none are issued or outstanding as of December 31, 1994. The Board of Directors of the company is authorized to issue the preferred stock from time to time in one or more series and to determine all relevant terms of each such series, including but not limited to the following (i) whether and upon what terms, the shares of such series would be redeemable; (ii) whether a sinking fund would be provided for the redemption of the shares of such series and, if so, the terms thereof; and (iii) the preference, if any, to which shares of such series would be entitled in the event of voluntary or involuntary liquidation of the company.


Note Twelve - Stock Options and Awards:
The 1987 Stock Incentive Plan authorizes the granting of incentive and non-qualified stock options, restricted stock awards and stock appreciation rights to key management personnel. The purchase price of shares under option is the market price of the shares on the date of grant. Options expire 10 years from the date granted.
   Transactions in 1994 and 1993 are summarized below:

                                         1994              1993
- ------------------------------------------------------------------

Options outstanding at January 1       1,981,005        1,854,430
Options granted                          615,250          433,550
Options exercised                       (529,132)         (95,675)
Options canceled or expired              (45,674)        (211,300)
                                     ------------------------------

Options outstanding at December 31     2,021,449        1,981,005
                                     ==============================

Options exercisable at December 31     1,238,049        1,388,005

Shares available for grant at
 December 31                             900,156          695,431

Option prices per share:
 Outstanding at January 1             6 3/8 -  9 3/4    6 3/8 - 13 3/4
 Granted                              8 3/4 - 13        6 3/4 -  7 1/4
 Exercised                            6 3/8 -  9 3/4    6 3/8 -  8 3/8
 Canceled or expired                  6 7/8 -  9 3/4    6 7/8 - 13 3/4
 Outstanding at December 31           6 3/8 - 13        6 3/8 -  9 3/4

   The company had 189,108 and 63,837 restricted stock awards issued and outstanding as of December 31, 1994 and 1993, respectively. The market value of the restricted shares is deferred in the additional paid-in capital account and amortized over the years the restrictions lapse. Total compensation expense in 1994 and 1993, related to these awards, was not material.

Note Thirteen - Retirement Plans and Employee Benefits:
Virtually all employees in the United States and Canada are eligible to participate in noncontributory profit-sharing retirement plans after completing one full year of service. The plans provide for a minimum annual contribution of 6% of employees' eligible compensation. Contributions above the minimum could be required based upon profits in excess of a specified return on net worth. Profit-sharing contributions were $9.7 million, $9.7 million and $11.1 million in 1994, 1993 and 1992, respectively. The 1994, 1993 and 1992 contributions were partially funded through the issuance of approximately 547,000, 1,021,000 and 982,000 shares, respectively, of the company's common stock.
   Employees in Mexico are covered by government-mandated plans, the costs of which are accrued by the company.
   In the fourth quarter of 1993, the company elected early adoption of SFAS No.112, "Employers' Accounting for Postemployment Benefits." This statement requires that the company follow an accrual method of accounting for the benefits payable to employees when they leave the company other than by reason of retirement. Since most of these benefits were already accounted for by the company by the accrual method, adoption of SFAS No. 112 did not have a material effect on the financial statements of the company, nor is it expected to have a material effect on future results of operations.
   Presently, the company does not offer any postretirement benefits; as a result, the 1992 adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" did not have any effect on the financial statements of the company.


Note Fourteen - Contingencies:

In 1994, the company notified its 15 independent distributors of its intent to change to direct-to-retail distribution on a nationwide basis during the first half of 1995. In February 1995, one of the independent distributors filed suit challenging the company's right to discontinue the distributorship relationship and alleging that it has been damaged by certain of the company's practices. The lawsuit seeks injunctive relief, actual damages of $8 million, and punitive damages of $20 million.
   The company is involved in various other legal actions, environmental matters, patent claims, and other proceedings relating to a wide range of matters that are incidental to the conduct of its business. In addition, the company remains liable for certain retained obligations of a discontinued business, principally income and other taxes prior to the closing of the sale. The company believes, after reviewing such matters and consulting with the company's counsel, that any liability which may ultimately be incurred with respect to all of the above matters is not expected to have a material effect on either the company's consolidated financial position or results of operations.





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Zenith Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Zenith Electronics Corporation (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenith Electronics Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                              /s/ Arthur Andersen LLP
                                              --------------------------
                                              ARTHUR ANDERSEN LLP
Chicago, Illinois,
February 14, 1995




                      UNAUDITED QUARTERLY FINANCIAL INFORMATION



In millions, except per share amounts

                             1994 Quarters Ended                  1993 Quarters Ended
                       --------------------------------    ----------------------------------
                       Dec. 31  Oct. 1  July 2  April 2    Dec. 31(1) Oct. 2  July 3  April 3
                       --------------------------------    ----------------------------------
Net sales               $453.5  $419.4  $299.0  $297.1       $361.2   $301.8  $274.7  $290.5

Gross margin              32.0    37.1    28.9    20.8         26.1     17.2     9.0    12.0

Net income (loss)         (3.3)    9.4    (8.4)  (11.9)       (36.0)   (14.5)  (24.7)  (21.8)

Per share of common  stock (primary and fully diluted):

 Net income (loss)      $ (.07) $  .21  $ (.20) $ (.32)      $(1.04)  $ (.44) $ (.79) $ (.72)

New York Stock Exchange market price per share:

 High                   14 1/8  12 1/8  10 1/2  13 1/2        8 1/8    8 3/8  10 1/2    8 3/8
 Low                    10 5/8   8 5/8   8 1/4   7            6 1/4    6 1/4   6 1/2    5 7/8
 End of quarter         11 5/8  11 3/8   8 5/8   9 3/4        7        6 1/2   7 7/8    7

 (1) Includes $31.0 million of restructuring and other charges (see Note 3 of Notes to Consolidated Financial Statements).


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE



To the Stockholders of Zenith Electronics Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Zenith Electronics Corporation's annual report to stockholders included in this Form 10-K, and have issued our report thereon dated February 14, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                /s/ Arthur Andersen LLP
                                                -------------------------
                                                ARTHUR ANDERSEN LLP

Chicago, Illinois,
February 14, 1995




                           FINANCIAL STATEMENT SCHEDULE


                  SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                               (Amounts in millions)

         Column A                Column B              Column C            Column D      Column E
- -----------------------------------------------------------------------------------------------------
                                                       Additions
                                                ----------------------
                                 Balance at      Charged                                Balance at
   Reserves and allowances       beginning       to costs   Charged to                   end of
  deducted from asset accounts   of period      & expenses  other accts.  Deductions     period
- -----------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

   Year Ended December 31, 1994   $  2.5       $  1.4      $    -         $   .8 (1)     $  3.1
                                  ===================================================================

   Year Ended December 31, 1993   $  2.7       $  1.8      $    -         $  2.0 (1)     $  2.5
                                  ===================================================================

   Year Ended December 31, 1992   $  2.6       $  5.7      $    -         $  5.6 (1)     $  2.7
                                  ===================================================================


Valuation allowance for deferred tax assets: (2)

   Year Ended December 31, 1994   $179.2       $  4.7      $   -          $   -          $183.9
                                  ===================================================================

   Year Ended December 31, 1993   $134.5       $ 44.7      $   -          $   -          $179.2
                                  ===================================================================

   Year Ended December 31, 1992   $ 88.6       $ 45.9      $   -          $   -          $134.5
                                  ===================================================================

(1)  Uncollectible accounts written off, net of recoveries.

(2) This account reflects the adoption of SFAS No. 109, "Accounting for Income Taxes.", which was adopted in 1992.
