Form 10-Q
period 1995-04-01
ZENITH ELECTRONICS CORP
filed 1995-05-16
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----   EXCHANGE ACT OF 1934

                    For the quarterly period ended April 1, 1995

                                     OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  As of April 28, 1995, there were 46,977,323 shares of Common Stock, par value $1 per share, outstanding.

                        ZENITH ELECTRONICS CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                       Page
                                                                      Number
                                                                     --------

Part I.     Financial Information:

  Item 1.     Financial Statements

              Condensed Consolidated Statements of Operations --
              Three months ended April 1, 1995 and April 2, 1994         3

              Condensed Consolidated Balance Sheets --
              April 1, 1995, December 31, 1994 and April 2, 1994         4

              Condensed Consolidated Statements of Cash Flows --
              Three months ended April 1, 1995 and April 2, 1994         5

              Notes to Condensed Consolidated Financial Statements       6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Analysis of Operations                                     8

              Liquidity and Capital Resources                            8

              Outlook                                                    9


Part II.    Other Information:

  Item 1.     Legal Proceedings                                          9

  Item 2.     Changes in Securities                                     10

  Item 5.     Other Information                                         10

  Item 6.     Exhibits and Reports on Form 8-K                          10


Signatures                                                              12

Index to Exhibits                                                       13

                            PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

                           ZENITH ELECTRONICS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        In Millions, Except Per Share Amounts



                                               Three Months Ended
                                             ----------------------
                                              April 1,    April 2,
                                                1995        1994
                                             ----------  ----------

Net sales                                    $   262.1    $   297.1
                                             ----------  ----------
Costs, expenses and other:
  Cost of products sold                          248.5        276.3
  Selling, general and administrative             26.6         23.8
  Engineering and research                        11.9         11.4
  Other operating expense
   (income), net (Note 2)                         (4.5)        (4.9)
                                             ----------  ----------

Operating income (loss)                          (20.4)        (9.5)
Gain on asset sales, net                           -            1.0
Interest expense                                  (4.1)        (3.4)
Interest income                                     .2          -
                                             ----------  ----------

Income (loss) before income taxes                (24.3)       (11.9)
Income taxes (credit) (Note 3)                     -            -
                                             ----------  ----------

Net Income (loss)                            $   (24.3)  $    (11.9)
                                             ==========  ==========

Net income (loss) per share of
 common stock (Note 4)                       $    (.53)  $    (.32)
                                             ==========  ==========



See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 In Millions



                                        April 1,   December 31,   April 2,
                                          1995         1994         1994
                                        --------   ------------   --------
ASSETS
- ------
Current assets:
  Cash                                  $    -      $    8.9      $    -
  Receivables, net of allowance for
   doubtful accounts of $2.4, $3.1
   and $2.7, respectively                  179.4       206.9         164.3
  Inventories (Note 6)                     298.7       245.2         236.4
  Other                                      8.5         9.9           6.4
                                        --------   ------------   --------
    Total current assets                   486.6       470.9         407.1

Property, plant and equipment, net         178.9       168.1         154.9
Other                                       14.6        14.6          13.3
                                        --------   ------------   --------
     Total assets                       $  680.1    $  653.6      $  575.3
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Short-term debt (Note 6)              $   60.2    $    -        $    -
  Accounts payable                         103.6       114.1          95.0
  Income taxes payable                        .9         1.2           1.5
  Accrued expenses                         120.6       128.0         115.6
                                        --------   ------------   --------
    Total current liabilities              285.3       243.3         212.1

Long-term debt                             182.0       182.0         182.0

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock (Note 7)                     46.8        45.7          40.2
  Additional paid-in capital               293.1       285.4         241.5
  Retained earnings (deficit)             (126.6)     (102.3)       (100.0)
  Treasury stock                             (.5)        (.5)          (.5)
                                        --------   ------------   --------
    Total stockholders' equity             212.8       228.3         181.2
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  680.1    $  653.6      $  575.3
                                        ========   ============   ========



See accompanying Notes to Condensed Consolidated Financial Statements.

                      ZENITH ELECTRONICS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               In Millions

                                                   Increase (Decrease) in Cash
                                                        Three Months Ended
                                                   ---------------------------
                                                      April 1,       April 2,
                                                        1995           1994
                                                    -----------    -----------
Cash flows from operating activities:
  Income (loss) from operations                      $ (24.3)       $ (11.9)
  Adjustments to reconcile income (loss) to
   net cash used by operations:
    Depreciation                                         7.8            7.3
    Gain on asset sales, net                              -            (1.0)
    Changes in assets and liabilities:
      Current accounts                                 (42.8)         (23.3)
      Other assets                                        -             (.1)
                                                    -----------    -----------
  Net cash used by operating activities                (59.3)         (29.0)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                    (18.6)         (11.9)
  Proceeds from asset sales                               -             1.9
                                                    -----------    -----------
  Net cash used by investing activities                (18.6)         (10.0)
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                            60.2             -
  Proceeds from issuance of long-term debt                -            12.0
  Proceeds from issuance of common stock, net            8.8           40.7
  Principal payments on long-term debt                    -           (34.5)
                                                    -----------    -----------
  Net cash provided by financing activities             69.0           18.2
                                                    -----------    -----------

Decrease in cash                                        (8.9)         (20.8)
Cash at beginning of period                              8.9           20.8
                                                    -----------    -----------
Cash at end of period                                $    -         $    -
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $  27.5        $  (1.8)
  Income taxes, net                                      (.3)            .4
  Inventories                                          (53.5)         (30.2)
  Other assets                                           1.4            (.3)
  Accounts payable and accrued expenses                (17.9)           8.6
                                                    -----------    -----------
    Net change in current accounts                   $ (42.8)       $ (23.3)
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $    .9       $    6.0
    Income taxes                                          -              .1




See accompanying Notes to Condensed Consolidated Financial Statements.

                           ZENITH ELECTRONICS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1 - Basis of presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The accuracy of the amounts in the financial statements is in some respects dependent upon facts that will exist, and procedures that will be performed by the Company, later in the year. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1994.

Note 2 - Other operating expense (income)
Royalty income accrued in relation to tuning system patents (after deducting legal expenses) was $3.9 million and $5.1 million for the three months ended April 1, 1995 and April 2, 1994, respectively. These amounts are included in Other Operating Expense (Income).

Note 3 - Income taxes
As of April 1, 1995, the Company had $410.8 million of net operating loss carryforwards (NOLs) available for financial statement purposes. For Federal income tax purposes, the Company had NOLs of $420.1 million (which expire from 2004-2010) and unused tax credits of $5.9 million (which expire from 1995-2002).

Note 4 - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 46.0 million and 37.7 million for the three months ended April 1, 1995 and April 2, 1994, respectively.

Note 5 - Inventories
Inventories consisted of the following (in millions):

                                     April 1,     December 31,     April 2,
                                       1995           1994           1994
                                    ----------    ------------    ----------
Raw materials and work-in-process    $ 183.4        $ 156.2        $ 147.6
Finished goods                         124.1           97.8           97.9
                                    ----------    ------------    ----------
                                       307.5          254.0          245.5
Excess of FIFO cost over LIFO cost      (8.8)          (8.8)          (9.1)
                                    ----------    ------------    ----------
     Total                          $  298.7       $  245.2       $  236.4
                                    ==========    ============    ==========


  As of April 1, 1995, December 31, 1994 and April 2, 1994, $46.0 million, $25.0 million and $27.3 million, respectively, of inventories were valued using the LIFO method.
  An actual determination of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Since these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory determination.

Note 6 - Short-term debt and credit arrangements
In May of 1993, the Company entered into a $90 million revolving credit agreement (dated as of May 21, 1993) with a lending group led by General Electric Capital Corporation, for working capital purposes. As of April 1, 1995, the Company had borrowings of $60.2 million under the credit agreement. The credit agreement contains restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a minimum net worth amount and a liabilities to net worth ratio. As of April 1, 1995, the ratio of liabilities to net worth was required to be not greater than 4.20 to 1.0 and was actually 2.20 to 1.0, and net worth was required to be equal to or greater than $148.0 million and was actually $212.8 million.
  The Company has entered into a First Amended and Restated Credit Agreement dated as of May 10, 1995 (the "Credit Agreement") among the Company, General Electric Capital Corporation, as agent for itself and the other lenders named therein, replacing a similar credit agreement with the same agent and group of lenders. The maximum commitment of funds available for borrowing under the Credit Agreement is $110 million, increased from $90 million, based upon a borrowing base formula related to eligible accounts and eligible inventory (each as defined in the Credit Agreement).
On the same date, the Company entered into a Term Loan Agreement
(the "Term Loan") with the same agent and group of lenders.  The
Term Loan is in the initial principal amount of $40 million, requiring scheduled quarterly principal payments over the life of the Term Loan and additional mandatory prepayment in certain events.
  Both the Credit Agreement and Term Loan are scheduled to expire on June 30, 1998. Borrowings under the Credit Agreement, similar to the former credit agreement, are secured by accounts receivable, inventory, general intangibles and trademarks of the Company and certain of its domestic subsidiaries. The borrowing under the Term Loan is secured by the tuning system patent license agree ments of the Company and a second security interest in the accounts receivable, inventory, general intangibles and trademarks of the Company and certain of its domestic subsidiaries. The
Credit Agreement and the Term Loan prohibit dividend payments on the Company's common stock and restrict dividend payments on any of its preferred stock, if issued. In addition, both agreements provide for identical restrictions regarding investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. Certain material asset transactions are permitted under both agreements. The Credit Agreement and Term Loan also contain identical financial covenants that include: (i) restrictions on capital expenditures for each fiscal year ranging from a high of $142.0 million to a low of $60.0 million; (ii) a quarterly minimum net worth test at various amounts ranging from a high of $166.0 million to a low of $143.0 million; and (iii) a quarterly liabilities to net worth ratio at various levels ranging from a high of 4.4 to 1.0 to a low of 3.5 to 1.0.

Note 7 - Stockholders' equity
During the first three months of 1995, the Company sold 1.1 million shares of authorized but unissued shares of common stock to investors under a shelf registration statement registering 6.5 million shares of common stock. The result of these stock sales was to increase equity by $8.8 million.
  At the Company's Annual Meeting on April 25, 1995, the stockholder's of the Company voted to amend the Company's Restated Certificate of Incorporation to increase the authorized common stock of the Company from 100,000,000 shares to 150,000,000 shares.

Note 8 - Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Analysis of Operations
- ----------------------

The Company incurred a net loss of $24.3 million, or 53 cents per share for the first quarter of 1995, as compared with a first-quarter 1994 net loss of $11.9 million, or 32 cents per share. Net sales in the quarter declined by $35 million to $262.1 million from $297.1 million in 1994.
  First-quarter 1995 results were affected by lower color television shipments to customers in the United States and in Mexico.
First-quarter results also were affected by selling price reductions of $9 million as compared with the same period a year ago.
  Domestic industry color TV sales to dealers were flat in the quarter versus a year ago. The Company's U.S. color TV shipments were slowed by higher than normal year end 1994 retail inventories and by start-up problems early in the quarter associated with a new finished-goods warehouse (problems that have since been resolved). In
Mexico, the Company's and industry TV sales to dealers were curtailed in the quarter due to the devaluation of the peso. The value of the peso appears to have stabilized, and the Company's sales in Mexico have recently begun to improve, but management expects a slow recovery. For the full year 1995, the Company expects to benefit from lower costs on those expenditures made in pesos, such as wages and salaries, utilities, supplies and materials. These savings are expected to more than offset the effect of reduced sales in Mexico.
  Sales of Network Systems products -- including set-top boxes, cable modems and other equipment primarily for cable TV operators
- -- were up almost 50 percent compared with the first quarter of 1994, reflecting the continuing strength of the industry and the Company's high-performance analog set-top units.
  Sales for non-core businesses dropped to $2 million from $7 million as production of power supplies is being phased out and production of computer monitors ceased in 1994.
  Selling, general and administrative expenses were $26.6 million in the first quarter of 1995 as compared to $23.8 million in the previous year. The increase was largely due to non-recurring charges recorded for the retirement of an executive, along with higher staffing related to expanded Network Systems sales efforts.
  Results for the first quarter include $3.9 million of accrued royalty revenues from tuning system licenses. These revenues were $5.1 million in the first quarter of 1994.

Liquidity and Capital Resources
- -------------------------------

Cash decreased $8.9 million during the three months ended April 1, 1995. The decrease consisted of $59.3 million of cash used by operating activities and $18.6 million used to purchase fixed assets. These uses of cash were offset by $69.0 million of cash provided from financing activities which included $60.2 million of borrowings under the Company's $90 million credit agreement and $8.8 million of sales of the Company's common stock.
  During the three months ended April 1, 1995, the $59.3 million of cash used by operating activities funded a $42.8 million change in current accounts and $16.5 million of net loss from operations as adjusted for depreciation. The change in current accounts was mainly composed of a $53.5 million increase in inventories (due mainly to reduced shipments of color televisions as discussed above) and a $17.9 million decrease in accounts payable and accrued expenses partially offset by a $27.5 million decrease in receivables (due to lower sales).
  During the three months ended April 1, 1995, investing activities used $18.6 million of cash for capital additions, compared to $11.9 million for the first quarter of 1994. Capital additions for the full year 1995 are expected to be about $70 million, including a portion due to planned capital investment projects in the Company's picture tube operations (subject to financing).

  As of April 1, 1995, total interest-bearing obligations of the Company consisted of $182.0 million of long-term debt, $60.2 million of borrowings under the $90 million credit agreement and $9.5 million of extended-term payables with a foreign supplier.
The Company's long-term debt is composed of $115.0 million of 6-1/4% convertible subordinated debentures due 2011 that require annual sinking fund payments of $5.8 million beginning in 1997, $55.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2000 and $12.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001.
  The Company's Credit Agreement and Term Loan contain identical financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. In addition, the Credit Agreement and the Term Loan restrict the amount of capital expenditures by the Company in each fiscal year. (See Note 6 to Condensed Consolidated Financial Statements for further discussion on the financial covenants.)
  The Company believes that its Credit Agreement and Term Loan, together with extended-term payables expected to be available from a foreign supplier and its continuing efforts to obtain other financing sources, will be adequate to meet its seasonal working capital, capital expenditure and other requirements in 1995.
However, there can be no assurance that the Company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events. In such event, the Company would be required to seek other sources of liquidity, if available. In addition, the Company is reviewing possible significant capital investment projects over the next three years and options for additional financing that would be required to support these projects. If undertaken, the projects are expected to reduce the costs and increase production capacity primarily in the Company's picture tube operations.

Outlook

The overall outlook for the Company (including its competitive condition and business strategy) is essentially the same as described in the "Outlook" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K for the year ended December 31, 1994. In addition, the second quarter of 1995 is expected to be affected by many of the same pricing and market factors that were described in the above referenced "Outlook" section of the Company's Form 10-K for the year ended December 31, 1994.



                      PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, for a description of a lawsuit filed by a Portland, Oregon distributor, Electrical Distributing, Inc. (EDI), in connection with the Company's announcement that it is changing to one-step distribution. Another suit arising in connection with this change in distribution was filed in April, 1995, in the U.S. District Court in Madison, Wisconsin by the Morley-Murphy Company of Green Bay, Wisconsin, another independent distributor. The case seeks in junctive relief and unspecified damages under the Wisconsin Fair Dealership Law and other theories. The Company believes it has the right to change its method of distribution and has met all of its legal obligations to EDI and Morley-Murphy. Accordingly, the Company intends to defend itself vigorously.
  During the three months ended April 1, 1995, no other reportable events or material developments occurred with respect to the legal proceedings described under Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 2.  Changes in Securities

(b) The Credit Agreement and the Term Loan prohibit dividend payments on the Company's common stock, restrict dividend payments on any of its preferred stock, if issued, and prohibit the redemption or repurchase of stock.

Item 5.  Other Information

1. On April 25, 1995, the Board of Directors of the Company elected Albin F. Moschner as the Company's Chief Executive Officer
(CEO). Mr. Moschner continues as President of the Company, a position he has held since August 1993. Mr. Moschner succeeds the Company's Chairman, Jerry K. Pearlman, as CEO. In February 1995, Mr.Pearlman announced plans to retire and to step down as CEO after the Company's 1995 annual meeting (which was held on April 25, 1995). Mr. Pearlman, who has been the Company's CEO since July 1983, will continue as Chairman of the Board of Directors until the end of 1995, at which time he will cease being a Board member.

2. The Company has entered into a First Amended and Restated Credit Agreement dated as of May 10, 1995 (the "Credit Agreement") among the Company, General Electric Capital Corporation, as agent for itself and the other lenders named therein, replacing a similar secured credit agreement with the same agent and group of lenders. The maximum commitment of funds available for borrowing under the Credit Agreement is $110 million, increased from $90 million, based upon a borrowing base formula related to eligible accounts and eligible inventory (each as defined in the Credit Agreement). On the same date, the Company entered into a Term Loan Agreement, similarly secured, (the "Term Loan") with the same agent and group of Lenders. The
Term Loan is in the initial principal amount of $40 million, requiring scheduled quarterly principal payments over the life of the Term
Loan and additional mandatory prepayment in certain events. See Note 6 to Condensed Consolidated Financial Statements for discussion of the financial covenants and security interest granted under the Credit Agreement and Term Loan.
  On May 11, 1995, the Company used the $40 million Term Loan to repay amounts outstanding under the former credit agreement. After such repayment, $27 million was outstanding under the Credit Agreement.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

  (4a) Indenture dated as of April 1, 1986, between Zenith Electronics Corporation and The First National Bank of Boston as Trustee with respect to the 6-1/4% Convertible Subordinated Debentures due 2011 (incorporated by reference to Exhibit 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1991)

  (4b) Debenture Purchase Agreement dated as of November 19, 1993, with the institutional investors named therein (incorporated by reference to Exhibit 4(a) of the Company's Current Report on Form 8-K dated November 19, 1993)

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

  (4e) Debenture Purchase Agreement dated as of January 11, 1994, with the institutional investors named therein (incorporated by reference to Exhibit 4(a) of the Company's Current Report on Form 8-K dated January 11, 1994)

  (4f) First Amended and Restated Credit Agreement, dated as of May 10, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein

  (4g) Term Loan Agreement, dated as of May 10, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein

  (4h) Stockholder Rights Agreement, dated as of October 3, 1986 (incorporated by reference to Exhibit 4(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)

  (4i) Amendment, dated April 26, 1988, to Stockholder Rights Agreement (incorporated by reference to Exhibit 4(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993)

  (4j) Amended and Restated Summary of Rights to Purchase Common Stock (incorporated by reference to Exhibit 4(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

  (4k) Amendment, dated July 7, 1988, to Stockholder Rights Agreement (incorporated by reference to Exhibit 4(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

  (4l) Agreement, dated May 23, 1991, among Zenith Electronics Corporation, The First National Bank of Boston and Harris Trust and Savings Bank (incorporated by reference to Exhibit 1 of Form 8, dated May 30, 1991)


  (4m) Amendment, dated May 24, 1991, to Stockholder Rights Agreement

       (incorporated by reference to Exhibit 2 of Form 8, dated May 30, 1991)



  (4n) Agreement, dated as of February 1, 1993, among Zenith Electronics

       Corporation, The Bank of New York and Harris Trust and Savings Bank

       (incorporated by reference to Exhibit 1 of Form 8 dated March 25, 1993)

 (10a) Retirement and Consulting Agreement, dated as of April 10, 1995, with Jerry K. Pearlman

 (10b) Addendum Number Two to Supplemental Letter Agreement, dated as of April 4, 1995, with Albin F. Moschner

 (10c) Addendum Number Two to Supplemental Letter Agreement, dated as of April 4, 1995, with Gerald M. McCarthy

 (10d) Form of Addendum Number Two to Supplemental Letter Agreement with Kell
       B. Benson and Michael J. Kaplan

 (10e) Form of Employee Stock Option Agreement

 (10f) Amendment to Employee Stock Option Agreement between the Company and Jerry K. Pearlman

 (27)  Financial Data Schedule for the Quarter ended April 1, 1995

(b)  Reports on Form 8-K:

A report on Form 8-K dated February 9, 1995, was filed by the Company stating under Item 5 that on December 27, 1994, the Company notified its 15 independent distributors of its intent to change to direct-to-retail distribution on a nationwide basis during the first half of 1995. On or about February 7, 1995, one of the independent distributors filed suit challenging the Company's right to discontinue the distributorship relationship and alleging that it has been damaged by certain of the Company's practices. The lawsuit seeks injunctive relief, actual damages of $8 million, and punitive damages of $20 million.

A report on Form 8-K dated February 15, 1995, was filed by the Company stating under Item 5 that on February 15, 1995, the Company issued a press release announcing fourth quarter and full year financial results for 1994.

A report on Form 8-K dated February 23, 1995, was filed by the Company stating under Item 5 that on February 23, 1995, the Company issued a press release announcing that Jerry K. Pearlman, Chairman and Chief Executive Officer, plans to retire at the end of 1995 and that the Company's Board of Directors plans to elect Albin F. Moschner, current President and Chief Operating Officer, as Chief Executive Officer after the Company's April 25, 1995 annual meeting.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ZENITH ELECTRONICS CORPORATION
                                        (Registrant)



Date:  May 16, 1995                     By: /s/ Kell B. Benson
                                            -------------------------
                                            Kell B. Benson
                                            Senior Vice President-Finance
                                            and Chief Financial Officer
                                            (Principal Financial Officer)

                             INDEX TO EXHIBITS


 Exhibit:
  (4f) First Amended and Restated Credit Agreement, dated as of May 10, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein

  (4g) Term Loan Agreement, dated as of May 10, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein

 (10a) Retirement and Consulting Agreement, dated as of April 10, 1995, with Jerry K. Pearlman

 (10b) Addendum Number Two to Supplemental Letter Agreement, dated as of April 4, 1995, with Albin F. Moschner

 (10c) Addendum Number Two to Supplemental Letter Agreement, dated as of April 4, 1995, with Gerald M. McCarthy

 (10d) Form of Addendum Number Two to Supplemental Letter Agreement with Kell B. Benson and Michael J. Kaplan

 (10e)   Form of Employee Stock Option Agreement

 (10f) Amendment to Employee Stock Option Agreement between the Company and Jerry K. Pearlman

 (27)    Financial Data Schedule for the Quarter ended April 1, 1995