Form 10-Q
period 1995-07-01
ZENITH ELECTRONICS CORP
filed 1995-08-15
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                    For the quarterly period ended July 1, 1995

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



                                (708) 391-7000
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

  As of July 31, 1995, there were 46,901,842 shares of Common Stock, par value $1 per share, outstanding.

                        ZENITH ELECTRONICS CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                       Page
                                                                      Number
                                                                     --------

Part I.     Financial Information:

  Item 1.     Financial Statements

              Condensed Consolidated Statements of Operations --
              Three and Six months ended July 1, 1995 and July 2, 1994   3

              Condensed Consolidated Balance Sheets --
              July 1, 1995, December 31, 1994 and July 2, 1994           4

              Condensed Consolidated Statements of Cash Flows --
              Six months ended July 1, 1995 and July 2, 1994             5

              Notes to Condensed Consolidated Financial Statements       6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Analysis of Operations                                     8

              Liquidity and Capital Resources                            9

              Outlook                                                    9


Part II.    Other Information:

  Item 1.     Legal Proceedings                                         10

  Item 2.     Changes in Securities                                     10

  Item 4.     Submission of Matters to a Vote of Securities Holders     11

  Item 6.     Exhibits and Reports on Form 8-K                          11


Signatures                                                              13

Index to Exhibits                                                       14

                            PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

                           ZENITH ELECTRONICS CORPORATION
                           ------------------------------
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             -----------------------------------------------------------
                        In Millions, Except Per Share Amounts



                                   Three Months Ended       Six Months Ended
                                 ----------------------  ----------------------
                                  July 1,     July 2,     July 1,     July 2,
                                    1995        1994        1995        1994
                                 ----------  ----------  ----------  ----------

Net sales                        $   284.6   $   299.0   $   546.7   $   596.1
                                 ----------  ----------  ----------  ----------
Costs, expenses and other:
  Cost of products sold              276.6       270.1       525.1       546.4
  Selling, general and
   administrative                     24.7        26.0        51.3        49.8
  Engineering and research            11.6        11.4        23.5        22.8
  Other operating expense
   (income), net (Note 4)             (5.9)       (3.2)      (10.4)       (8.1)
  Restructuring and other
   charges (Note 3)                   18.0         -          18.0         -
                                 ----------  ----------  ----------  ----------

Operating income (loss)              (40.4)       (5.3)      (60.8)      (14.8)
Gain on asset sales, net               -           0.4         -           1.4
Interest expense                      (5.3)       (3.7)       (9.4)       (7.1)
Interest income                        0.2         0.2         0.4         0.2
                                 ----------  ----------  ----------  ----------

Income (loss) before income taxes    (45.5)       (8.4)      (69.8)      (20.3)
Income taxes (credit) (Note 5)        (0.2)        -          (0.2)        -
                                 ----------  ----------  ----------  ----------

Net Income (loss)                $   (45.3)  $    (8.4)  $   (69.6)  $   (20.3)
                                 ==========  ==========  ==========  ==========

Net income (loss) per share of
 common stock (Note 6)           $   (0.97)  $   (0.20)  $   (1.50)  $   (0.51)
                                 ==========  ==========  ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                         July 1,   December 31,    July 2,
                                          1995         1994         1994
                                        --------   ------------   --------
ASSETS
------
Current assets:
  Cash                                  $    -      $    8.9      $    -
  Receivables, net of allowance for
   doubtful accounts of $3.2, $3.1
   and $2.8, respectively                  165.0       206.9         183.4
  Inventories (Note 7)                     284.8       245.2         303.9
  Other                                      8.4         9.9           9.4
                                        --------   ------------   --------
    Total current assets                   458.2       470.9         496.7

Property, plant and equipment, net         181.8       168.1         153.1
Other                                       15.5        14.6          15.1
                                        --------   ------------   --------
     Total assets                       $  655.5    $  653.6      $  664.9
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term debt (Note 8)              $   43.9    $    -        $   49.4
  Current portion of long-term
   debt (Note 8)                             6.5         -             -
  Accounts payable                          90.6       114.1         115.9
  Income taxes payable                       0.5         1.2           1.8
  Accrued expenses                         130.1       128.0         117.2
                                        --------   ------------   --------
    Total current liabilities              271.6       243.3         284.3

Long-term debt (Note 8)                    215.5       182.0         182.0

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock (Note 9)                     47.0        45.7          43.0
  Additional paid-in capital               295.0       285.4         264.5
  Retained earnings (deficit)             (171.9)     (102.3)       (108.4)
  Treasury stock                            (1.7)       (0.5)         (0.5)
                                        --------   ------------   --------
    Total stockholders' equity             168.4       228.3         198.6
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  655.5    $  653.6      $  664.9
                                        ========   ============   ========



See accompanying Notes to Condensed Consolidated Financial Statements.

                      ZENITH ELECTRONICS CORPORATION
                      ------------------------------
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         -----------------------------------------------------------
                               In Millions

                                                   Increase (Decrease) in Cash
                                                          Six Months Ended
                                                   ---------------------------
                                                       July 1,        July 2,
                                                        1995           1994
                                                    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $ (69.6)       $ (20.3)
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
    Depreciation                                        16.5           14.9
    Other                                               (0.4)           -
    Gain on asset sales, net                              -            (1.4)
    Changes in assets and liabilities:
      Current accounts                                 (18.3)         (94.1)
      Other assets                                      (0.9)          (0.1)
                                                    -----------    -----------
  Net cash used by operating activities                (72.7)        (101.0)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                    (30.2)         (28.0)
  Proceeds from asset sales                               -            14.8
                                                    -----------    -----------
  Net cash used by investing activities                (30.2)         (13.2)
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                            43.9           49.4
  Proceeds from issuance of long-term debt              40.0           12.0
  Proceeds from issuance of common stock, net           10.1           66.5
  Principal payments on long-term debt                    -           (34.5)
                                                    -----------    -----------
  Net cash provided by financing activities             94.0           93.4
                                                    -----------    -----------

Decrease in cash                                        (8.9)         (20.8)
Cash at beginning of period                              8.9           20.8
                                                    -----------    -----------
Cash at end of period                               $     -        $     -
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $  40.7       $ (21.7)
  Income taxes, net                                      0.5           0.8
  Inventories                                          (39.6)       (101.2)
  Other assets                                           1.5          (3.3)
  Accounts payable and accrued expenses                (21.4)         31.3
                                                    -----------    -----------
    Net change in current accounts                   $ (18.3)      $ (94.1)
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $   8.8       $    8.6
    Income taxes                                        (1.0)          (0.1)




See accompanying Notes to Condensed Consolidated Financial Statements.

                   Zenith Electronics Corporation
                   ------------------------------
     Notes to Condensed Consolidated Financial Statements (Unaudited)
     ----------------------------------------------------------------

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

Note 2 - Subsequent event
On July 17, 1995, it was announced that LG Electronics Inc. (LGE), formerly GoldStar Co. Ltd., and the Company signed a definitive agreement under which LGE plans to acquire a controlling interest in the Company. Pursuant to the agreement, LGE will purchase, for $10 per share, 16.5 million newly issued shares of the Company's common stock and 18.619 million shares from the Company's shareholders in a tender offer. LGE currently owns 1.45 million shares of the Company's common stock, and upon successful completion of this transaction, LGE will own approximately 57.7 percent of the outstanding common stock of the Company. The transaction is subject to the completion of a successful tender offer, the approval by the Company's shareholders of the issuance and sale of the new shares, certain governmental and regulatory approvals and the satisfaction of customary closing conditions.

Note 3 - Restructuring and other charges
During the second quarter of 1995, the Company recorded a charge of $18.0 million primarily to restructure its core Consumer Electronics and Network Systems business. The major elements of the restructuring related to (i) severance expenses ($9.6 million) associated with employment reductions, primarily in the Company's U.S. salaried workforce and (ii) costs associated with realigned distribution activities ($2.7 million) as the Company changed to direct-to-retail distribution on a nationwide basis. The remaining charges related to other non-recurring items, including certain environmental, legal and other regulatory matters, along with trade receivable write-offs (primarily for accounts in Mexico as a result of the peso devaluation).

Note 4 - Other operating expense (income)
Royalty income accrued in relation to tuning system patents (after deducting legal expenses) was $5.3 million and $9.2 million for the three and six months ended July 1, 1995, respectively, and $4.8 million and $9.9 million for the three and six months ended July 2, 1994, respectively. These amounts are included in Other Operating Expense (Income).

Note 5 - Income taxes
As of July 1, 1995, the Company had $456.3 million of net operating loss carryovers (NOLs) available for financial statement purposes. For Federal income tax purposes, the Company had NOLs of $456.1 million (which expire from 2004 through 2010) and unused tax credits of $6.2 million (which expire from 1995 through 2002). The consummation of the LGE agreement (as described above in Note 2) will create an "ownership change" of the Company for Federal income tax purposes, with the effect that the Company's annual usage of its NOLs will be limited to the product of (i) a tax-exempt rate of return announced monthly by the Internal Revenue Service (for example, 5.88% for ownership changes occurring in the month of August 1995) and (ii) the equity value of the Company immediately before the ownership change as determined under applicable tax regulations. This limitation, appropriately modified, will also apply to the Company's utilization of most of its tax credit carryovers. As a result, the Company's ability to utilize such carryovers will be materially reduced by the proposed LGE transaction. The effect of this reduction will depend upon the level of taxable income earned by the Company during the carryover periods.

Note 6 - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 46.9 million and 46.4 million for the three and six months ended July 1, 1995, respectively, and 41.6 million and
39.6 million for the three and six months ended July 2, 1994, respectively.

Note 7 - Inventories
Inventories consisted of the following (in millions):

                                       July 1,   December 31,   July 2,
                                        1995         1994        1994
                                     ----------  ------------  ----------

Raw materials and work-in-process    $   185.8   $    156.2    $   183.0
Finished goods                           107.8         97.8        130.0
                                     ----------  ------------  ----------
                                         293.6        254.0        313.0
Excess of FIFO cost over LIFO cost        (8.8)        (8.8)        (9.1)
                                     ----------  ------------  ----------
     Total                           $   284.8   $    245.2    $   303.9
                                     ==========  ============  ==========

As of July 1, 1995, December 31, 1994 and July 2, 1994, $49.9 million, $25.0 million and $36.0 million, respectively, of inventories were valued using the LIFO method.
  An actual determination of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Since these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory determination.

Note 8 - Short-term debt and credit arrangements; Long-term debt
During the second quarter of 1995 the Company entered into a First Amended and Restated Credit Agreement dated as of May 10, 1995 (the "Credit Agreement") among the Company, General Electric Capital Corporation, as agent for itself and the other lenders named therein, replacing a similar credit agreement with the same agent and group of lenders. The maximum commitment of funds available for borrowing under the Credit Agreement is $110 million, increased from $90 million, based upon a borrowing base formula related to eligible accounts and eligible inventory (each as defined in the Credit Agreement).
On the same date, the Company entered into a Term Loan Agreement (the "Term Loan") with the same agent and group of lenders. The Term Loan is in the initial principal amount of $40 million, requiring scheduled quarterly principal payments over the life of the Term Loan and additional mandatory prepayment in certain events.
  Both the Credit Agreement and Term Loan are scheduled to expire on June
30, 1998. Borrowings under the Credit Agreement, similar to the former credit agreement, are secured by accounts receivable, inventory, general intangibles and trademarks of the Company and certain of its domestic subsidiaries. The borrowing under the Term Loan is secured by the tuning system patent license agreements of the Company and a second security interest in the accounts receivable, inventory, general intangibles and trademarks of the Company and certain of its domestic subsidiaries. The Credit Agreement and the Term Loan prohibit dividend payments on the Company's common stock and restrict dividend payments on any of its preferred stock, if issued. In addition, both agreements provide for identical restrictions regarding investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. Certain material asset transactions are permitted under both agreements.
  The Credit Agreement and Term Loan also contain identical financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. The ratio of liabilities to net worth and minimum net worth amount varies from quarter to quarter. As of July 1, 1995, the ratio of liabilities to net worth was required to be not greater than 4.40 to 1.0 and was actually 2.89 to 1.0, and net worth was required to be equal to or greater than $143.0 million and was actually $168.4 million. As of September 30, 1995 and December 31, 1995, the liabilities to net worth ratio is required to be not greater than 4.40 to 1.0 and 3.50 to 1.0, respectively. As of March 30, 1996, and through the end of the agreement, the liabilities to net worth ratio is required to be not greater than 4.00 to 1.0. As of September 30, 1995 and December 31, 1995, net worth is required to be equal to or greater than $154.0 million and $166.0 million, respectively. As of March 30, 1996 and through the end of the agreement, net worth is required to be equal to or greater than $160.0 million.
  The Credit Agreement also restricts the amount of capital expenditures by the Company in each fiscal year. For the fiscal year 1995, 1996, 1997, and each fiscal year thereafter the Company is permitted to make capital expenditures (as defined in the Credit Agreement) of up to $80.0 million, $142.0 million, $87.0 million and $60.0 million, respectively.

Note 9 - Stockholders' equity
During the first six months of 1995, the Company sold 1.3 million shares of authorized but unissued shares of common stock to investors under a shelf registration statement registering 6.5 million shares of common stock. The result of these stock sales was to increase equity by $10.1 million.
  At the Company's Annual Meeting on April 25, 1995, the stockholder's of the Company voted to amend the Company's Restated Certificate of Incorporation to increase the authorized common stock of the Company from 100,000,000 shares to 150,000,000 shares.

Note 10 - Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Operations
----------------------

The Company incurred a net loss of $45.3 million, or 97 cents per share, for the second quarter of 1995, as compared with a net loss of $8.4 million, or 20 cents per share, for the second quarter of 1994. Second quarter net sales declined about 5 percent to $284.6 million in 1995 from $299.0 million in 1994. Second quarter 1995 results included $18.0 million in special charges for severance and other non-recurring items.
  A number of negative factors impacted the quarter. Consumer electronics selling prices were $12 million lower than in the second quarter a year ago. The quarter also was affected by the expensing of significant deferred overhead costs caused by inventory reductions, and inflationary cost increases for materials.
  During the quarter the Company recorded a charge of $18.0 million primarily to restructure its core Consumer Electronics and Network Systems business. The charge is primarily composed of provisions made in anticipation of cash expenditures that will be paid out over the next twelve months. The major elements of the restructuring related to (i) severance expenses ($9.6 million) associated with employment reductions, primarily in the Company's U.S.
salaried workforce and (ii) costs associated with realigned distribution activities ($2.7 million) as the Company changed to direct-to-retail distribution on a nationwide basis. The remaining charges related to other non-recurring items, including certain environmental, legal and other regulatory matters, along with trade receivable write-offs (primarily for accounts in Mexico as a result of the peso devaluation). The reductions in the salaried workforce, together with other initiatives, are expected to reduce annual costs by about $20 million.
  The Company's consumer electronics revenues declined in the quarter, reflecting the lower selling prices and reduced industry color TV sales to dealers compared to the 1994 quarter, although the Company expects stronger second-half industry sales. Sales of Network Systems products -- set-top boxes and data modems sold primarily to the cable television industry -- were up slightly in the quarter.
  Major cost reductions from re-engineering programs, reduced cycle times and improved efficiencies helped offset some of the negative factors in the quarter. In addition, even with wage increases for employees in Mexico and significantly lower TV sales there, the devaluation of the Mexican peso had a positive impact on the second quarter.
  Results for the second quarter include $5.3 million of accrued royalty revenues from tuning system licenses. These revenues were $4.8 million in the second quarter of 1994.
  For the first six months of 1994, the Company reported a net loss of $69.6 million, or $1.50 per share, compared with a net loss of $20.3 million, or 51 cents per share for the first six months of 1994. First-half sales were $546.7 million in 1995, compared with $596.1 million in 1994. Results for the first six months of 1995 were impacted over the same period of 1994 as a result of substantially the same factors as those described above for the second quarter.


Liquidity and Capital Resources
-------------------------------

Cash decreased $8.9 million during the six months ended July 1, 1995. Uses of cash consisted of $72.7 million used by operating activities and $30.2 million used to purchase fixed assets. These uses of cash were offset by $94.0 million of cash provided from financing activities which included $43.9 million of borrowings under the Credit Agreement, $40.0 million of cash from the Term Loan and $10.1 million of sales of the Company's common stock.
  During the six months ended July 1, 1995, the $72.7 million of cash used by operating activities funded a $53.1 million net loss from operations as adjusted for depreciation and an $18.3 million change in current accounts. The change in current accounts was composed primarily of a $39.6 million increase in inventories (mainly to support higher projected shipment schedules in the second half of the year) and a $21.4 million decrease in accounts payable and accrued expenses partially offset by a $40.7 million decrease in receivables.
  During the six months ended July 1, 1995, investing activities used $30.2 million of cash for capital additions, compared to $28.0 million for the first six months of 1994. Capital additions for the full year 1995 are expected to be about $70 million, including a portion due to planned capital investment projects in the Company's picture tube operations in Melrose Park, Illinois.
  As of July 1, 1995, total interest-bearing obligations of the Company consisted of $215.5 million of long-term debt, $43.9 million of borrowings under the Credit Agreement, the current portion ($6.5 million) of the Term
Loan and $7.9 million of extended-term payables with a foreign supplier. The Company's long-term debt is composed of $115.0 million of 6-1/4% convertible subordinated debentures due 2011 that require annual sinking fund payments of $5.8 million beginning in 1997, $55.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2000, $12.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001 and the long-term portion of the Term Loan ($33.5 million). The
Term Loan requires scheduled quarterly principal payments over the life of the loan with a balloon payment of $17.5 million due on June 30, 1998 (the termination date of the loan).
  The Company's Credit Agreement and Term Loan contain identical financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount.
In addition, the Credit Agreement and the Term Loan restrict the amount of capital expenditures by the Company in each fiscal year. (See Note 8 to Condensed Consolidated Financial Statements for further discussion on the financial covenants.)

Outlook
-------

The overall outlook for the Company (including its competitive condition and business strategy) is essentially the same as described in the "Outlook" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K for the year ended December 31, 1994. In addition, the third quarter of 1995 is expected to be affected by many of the same pricing, cost and market factors that were described in the above referenced "Outlook" section of the Company's Form
10-K for the year ended December 31, 1994.
  On July 17, 1995, it was announced that LG Electronics Inc. (LGE), formerly GoldStar Co. Ltd., and the Company signed a definitive agreement under which LGE plans to acquire a controlling interest in the Company. Pursuant to the agreement, LGE will purchase, for $10 per share, 16.5 million newly issued shares of the Company's common stock and 18.619 million shares from the Company's shareholders in a tender offer. LGE currently owns 1.45 million shares of the Company's common stock, and upon successful completion of this transaction, LGE will own approximately 57.7 percent of the outstanding common stock of the Company. The transaction is subject to the completion of a successful tender offer, the approval by the Company's shareholders of the issuance and sale of the new shares, certain governmental and regulatory approvals and the satisfaction of customary closing conditions. The estimated net proceeds of $160 million to be received from the proposed sale of the 16.5 million shares would be used to support the $150 million expansion and modernization of the Company's picture tube operations in Melrose Park, Illinois, and to support the Company's growing Network System business.
  The Company believes that the proceeds from the LGE transaction, its Credit Agreement, Term Loan and extended-term payables expected to be available from a foreign supplier will be adequate to meet its seasonal working capital, capital expenditure and other requirements in 1995 and to support planned capital investment projects in the Company's picture tube operations in 1996 and beyond. In the event the LGE transaction is not consummated, there can be no assurance that the Company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events which would require the Company to seek other sources of liquidity, if available. In addition, the expansion and modernization of the Company's color picture tube plant would be dependent on obtaining alternate sources of financing.



                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, for a description of a lawsuit filed in April, 1993 by a group of 47 plaintiffs, individually and on behalf of certain minors and decedents, in the District Court of Cameron County, Texas against approximately 130 defendants, including the Company's subsidiaries, Zenith Electronics Corporation of Texas and Electro Partes de Matamoros, S.A. de C.V. The parties have reached a settlement and the case has been dismissed. The settlement has been paid and the full cost has been reflected in the Company's financial statements.
  In July 1995, plaintiff Gwynne L. Horwits, SEP IRA, filed a purported class action in the Court of Chancery of the State of Delaware in and for New Castle County against the Company, its directors and LG Electronics Inc. (LGE) alleging that the Company's directors breached their fiduciary duties and failed to exercise loyalty, good faith, due care and complete disclosure toward the Company and the stockholders of the Company in connection with
(i) the Company's 1995 annual meeting and (ii) the subsequent proposal by LGE to acquire a controlling interest in the Company. The complaint seeks
(i) a declaration that the action may be maintained as a class action, (ii) a declaration that the transaction with LGE is unfair, unjust and inequitable,
(iii) invalidation of the stockholder vote, including the election of directors, at the Company's 1995 annual meeting, (iv) invalidation of the Stock Purchase Agreement between the Company and LGE, (v) an order compelling the Company's directors to conduct a proper process to explore the availability of alternatives to maximize stockholder value and to disseminate completely all material information relating to the transaction, (vi) to enjoin further steps necessary to accomplish or implement the proposed transaction, (vii) to compensate the plaintiff and members of the class for all losses and damages allegedly suffered and to be suffered by them and (viii) to award plaintiff costs, including reasonable attorneys', accountants' and experts' fees. The Company believes that the complaint is without merit and intends to vigorously defend against the alleged claims.
  On June 27, 1995, the U.S. Environmental Protection Agency sent a letter notifying the Company that it was one of the potentially responsible parties under Section 107(a) of the Comprehensive Environmental Response, Compensation and Liabilities Act with respect to the North Penn Area Seven Superfund Site in Lansdale, Montgomery County, Pennsylvania. Hazardous substances consisting of volatile organic compounds were discovered in the aquifer. The Company does not believe that it has contributed to the contamination. At this time the Company has no knowledge of the extent of the contamination or the cost of cleanup.
  During the three months ended July 1, 1995, no other reportable events or material developments occurred with respect to the legal proceedings described under Part II, Item 1 in the Company's Quarterly Report on Form 10-Q for the Quarter ended April 1, 1995, and under Item 3 in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Item 2.  Changes in Securities

(b) The Credit Agreement and the Term Loan prohibit dividend payments on the Company's common stock, restrict dividend payments on any of its preferred stock, if issued, and prohibit the redemption or repurchase of stock.


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders was held on April 25, 1995.

(c)  At the meeting, the following matters were voted on by security holders:

 1.  Ten Directors were elected and received the following votes:

                                                      Broker
                               For       Withheld    Non-Votes
                           ----------   ----------   ----------
    Harry G. Beckner       40,291,509    1,034,167       0
    T. Kimball Brooker     40,520,653      805,023       0
    David H. Cohen         40,549,309      776,367       0
    Ilene S. Gordon        40,533,935      791,741       0
    Charles Marshall       40,517,245      808,431       0
    Gerald M. McCarthy     40,432,675      893,001       0
    Andrew McNally IV      40,532,646      793,030       0
    Albin F. Moschner      40,456,736      868,940       0
    Jerry K. Pearlman      40,115,046    1,210,630       0
    Peter S. Willmott      40,524,157      801,519       0


 2. A proposal by the Board of Directors to amend the Company's Restated Certificate of Incorporation to increase the authorized common stock of the Company from 100,000,000 shares to 150,000,000 shares, $1 par value, was approved with 38,248,120 shares voted for, 2,730,009 shares voted against, 347,547 shares abstaining. There were no broker non-votes.

 3. Arthur Andersen LLP was approved as independent public accountants to examine the consolidated financial statements of the Company for the year 1995 with 39,523,268 shares voted for, 1,531,653 shares voted against and 270,755 shares abstaining. There were no broker non-votes

 4. A stockholder proposal requesting the Board of Directors to take the steps necessary to provide for cumulative voting in the election of directors was defeated with 5,833,827 shares voted for, 16,595,710 shares voted against, 4,691,633 shares abstaining and 14,204,506 broker non-votes.

 5. A stockholder proposal requesting the Board of Directors to provide a comprehensive report describing the Company's maquiladora operations as well as a forecast of operations under the North American Free Trade Agreement was defeated with 3,532,446 shares voted for, 18,408,149 shares voted against, 5,180,575 shares abstaining and 14,204,506 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

   (2) Stock Purchase Agreement dated July 17, 1995 between Zenith Electronics Corporation and LG Electronics Inc. (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated July 17, 1995)

   (3)	By-Laws of the Company, as amended

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

   (4c)	Amendment No. 1 dated November 24, 1993, to the Debenture Purchase
        Agreement dated as of November 19, 1993, with the institutional investor named therein (incorporated by reference to Exhibit 4 (a) of the Company's Current Report on Form 8-K dated November 24, 1993)

   (4d)	Amendment No. 2 dated January 11, 1994, to the Debenture Purchase
        Agreement dated as of November 19, 1993, (incorporated by reference to Exhibit 4(c) of the Company's Current Report on Form 8-K dated January 11, 1994)

   (4e)	Debenture Purchase Agreement dated as of January 11, 1994, with the institutional investors named therein (incorporated by reference to Exhibit 4(a) of the Company's Current Report on Form 8-K dated January 11, 1994)

   (4f)	First Amended and Restated Credit Agreement, dated as of May 10, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 4(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)

   (4g)	Term Loan Agreement, dated as of May 10, 1995, with General Electric
        Capital Corporation, as agent and lender, and the other lenders named therein (incorporated by reference to Exhibit 4(g) of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)

   (4h)	Stockholder Rights Agreement, dated as of October 3, 1986 (incorporated by reference to Exhibit 4(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)

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

   (4m)	Amendment, dated May 24, 1991, to Stockholder Rights Agreement
        (incorporated by reference to Exhibit 2 of Form 8, dated May 30, 1991)

   (4n)	Amendment to Rights Agreement dated as of July 17, 1995 (incorporated by reference to Exhibit 4 of the Company's Current Report on Form
        8-K dated July 17, 1995)

   (4o)	Agreement, dated as of February 1, 1993, among Zenith Electronics
        Corporation, The Bank of New York and Harris Trust and Savings Bank (incorporated by reference to Exhibit 1 of Form 8 dated March 25, 1993)

   (27) Financial Data Schedule for the six months ended July 1, 1995

(b) Reports on Form 8-K:

  A report on Form 8-K dated April 20, 1995, was filed by the Company stating under Item 5 that on April 20, 1995, the Company issued a press release announcing first quarter 1995 results.

 A report on Form 8-K dated May 23, 1995, was filed by the Company stating under Item 5 that on May 23, 1995, the Company issued a press release announcing that the second-quarter 1995 results will include a charge of about $9 million for severance costs related to employment reductions, primarily in its U.S. salaried workforce, and that these moves, together with other initiatives, are expected to reduce annual costs by about $20 million.



                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date:	August 14, 1995


By: /s/ Kell B. Benson
----------------------------------
 Kell B. Benson
 Senior Vice President-Finance
 and Chief Financial Officer
 (Principal Financial Officer)


                            INDEX TO EXHIBITS

Exhibits:

     (3a)  By-Laws of the Company, as amended

     (27)  Financial Data Schedule for the six months ended July 1, 1995