Form 10-Q
period 1995-09-30
ZENITH ELECTRONICS CORP
filed 1995-11-14
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

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

  As of November 8, 1995, there were 63,433,742 shares of Common Stock, par value $1 per share, outstanding.

                        ZENITH ELECTRONICS CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                       Page
                                                                      Number
                                                                     --------

Part I.     Financial Information:

  Item 1.     Financial Statements

              Condensed Consolidated Statements of Operations --
              Three and Nine months ended September 30, 1995 and
              October 1, 1994                                              3

              Condensed Consolidated Balance Sheets --
              September 30, 1995, December 31, 1994 and October 1, 1994    4

              Condensed Consolidated Statements of Cash Flows --
              Nine months ended September 30, 1995 and October 1, 1994     5

              Notes to Condensed Consolidated Financial Statements         6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Analysis of Operations                                       9

              Liquidity and Capital Resources                              9

              Outlook                                                     10


Part II.    Other Information:

  Item 1.     Legal Proceedings                                           11

  Item 5.     Other Information                                           11

  Item 6.     Exhibits and Reports on Form 8-K                            13


Signatures                                                                15

Index to Exhibits                                                         16

                            PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

                           ZENITH ELECTRONICS CORPORATION
                           ------------------------------
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             -----------------------------------------------------------
                        In Millions, Except Per Share Amounts



                                   Three Months Ended       Nine Months Ended
                                 ----------------------  ----------------------
                                  Sept. 30,    Oct. 1,    Sept. 30,   Oct. 1,
                                    1995        1994        1995        1994
                                 ----------  ----------  ----------  ----------

Net sales                        $   332.5   $   419.4   $   879.2   $ 1,015.5
                                 ----------  ----------  ----------  ----------
Costs, expenses and other:
  Cost of products sold              303.1       382.3       828.2       928.7
  Selling, general and
   administrative                     28.9        28.6        80.2        78.4
  Engineering and research            10.7        11.2        34.2        34.0
  Other operating expense
   (income), net (Note 4)             (9.2)      (10.8)      (19.6)      (18.9)
  Restructuring and other
   charges (Note 3)                    -           -          18.0         -
                                 ----------  ----------  ----------  ----------

Operating income (loss)               (1.0)        8.1       (61.8)       (6.7)
Gain on asset sales, net               0.8         5.5         0.8         6.9
Interest expense                      (5.7)       (4.7)      (15.1)      (11.8)
Interest income                        0.2         0.2         0.6         0.4
                                 ----------  ----------  ----------  ----------

Income (loss) before income taxes     (5.7)        9.1       (75.5)      (11.2)
Income taxes (credit) (Note 5)        (7.5)       (0.3)       (7.7)       (0.3)
                                 ----------  ---------   ----------  ----------

Net Income (loss)                $     1.8  $      9.4  $    (67.8)  $   (10.9)
                                 ==========  ==========  ==========  ==========

Net income (loss) per share of
 common stock (Note 6)           $   (0.04)  $    0.21  $   (1.46)   $   (0.27)
                                 ==========  ==========  ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                        Sept. 30,   December 31,   Oct. 1,
                                          1995         1994         1994
                                        --------   ------------   --------
ASSETS
------
Current assets:
  Cash                                  $    -      $    8.9      $    -
  Receivables, net of allowance for
   doubtful accounts of $3.3, $3.1
   and $3.1, respectively                  215.7       206.9         226.4
  Inventories (Note 7)                     265.3       245.2         289.5
  Other                                      7.6         9.9          10.5
                                        --------   ------------   --------
    Total current assets                   488.6       470.9         526.4

Property, plant and equipment, net         182.1       168.1         158.6
Other                                       15.4        14.6          14.1
                                        --------   ------------   --------
     Total assets                       $  686.1    $  653.6      $  699.1
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term debt (Note 8)              $   45.5    $    -        $   34.0
  Current portion of long-term
   debt (Note 8)                             6.5         -             -
  Accounts payable                         116.5       114.1         127.1
  Income taxes payable                       1.4         1.2           1.4
  Accrued expenses                         130.4       128.0         129.8
                                        --------   ------------   --------
    Total current liabilities              300.3       243.3         292.3

Long-term debt (Note 8)                    215.5       182.0         182.0

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock (Note 9)                     47.0        45.7          44.9
  Additional paid-in capital               295.1       285.4         279.4
  Retained earnings (deficit)             (170.1)     (102.3)        (99.0)
  Treasury stock                            (1.7)       (0.5)         (0.5)
                                        --------   ------------   --------
    Total stockholders' equity             170.3       228.3         224.8
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  686.1    $  653.6      $  699.1
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

                                                   Increase (Decrease) in Cash
                                                         Nine Months Ended
                                                   ---------------------------
                                                   September 30,    October 1,
                                                        1995           1994
                                                    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $ (67.8)       $ (10.9)
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
    Depreciation                                        25.2           22.6
    Other                                               (0.4)          (0.3)
    Gain on asset sales, net                            (0.8)          (6.9)
    Changes in assets and liabilities:
      Current accounts                                 (20.4)        (101.7)
      Other assets                                      (0.8)           1.2
                                                    -----------    -----------
  Net cash used by operating activities                (65.0)         (96.0)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                    (42.4)         (41.4)
  Proceeds from asset sales                              2.8           21.8
                                                    -----------    -----------
  Net cash used by investing activities                (39.6)         (19.6)
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                            45.5           34.0
  Proceeds from issuance of long-term debt              40.0           12.0
  Proceeds from issuance of common stock, net           10.2           83.3
  Principal payments on long-term debt                    -           (34.5)
                                                    -----------    -----------
  Net cash provided by financing activities             95.7           94.8
                                                    -----------    -----------

Decrease in cash                                        (8.9)         (20.8)
Cash at beginning of period                              8.9           20.8
                                                    -----------    -----------
Cash at end of period                               $     -        $     -
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $  (0.7)      $  (64.7)
  Income taxes, net                                     (6.2)           0.4
  Inventories                                          (20.1)         (86.8)
  Other assets                                           2.3           (4.4)
  Accounts payable and accrued expenses                  4.3           53.8
                                                    -----------    -----------
    Net change in current accounts                   $ (20.4)      $ (101.7)
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $  11.7       $   10.4
    Income taxes                                        (1.0)          (0.1)




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

Note 2 - Subsequent events
On November 8, 1995, a change in control of the Company occurred. On that date, the transactions contemplated by the Stock Purchase Agreement, dated as of July 17, 1995, between the Company and LG Electronics Inc., a corporation organized under the laws of the Republic of Korea ("LGE"), were consummated. (See "Item 5. Other Information" for further discussion on the change in control.)
	On November 6, 1995, the Company entered into a Second Amended and Restated Credit Agreement amending its $110 million First Amended and Restated Credit Agreement dated as of May 10, 1995, and a First Amended and Restated Term Loan Agreement amending its $40 million
Term Loan Agreement dated as of May 10, 1995. (See "Item 5. Other Information" for further discussion on the amendments.)

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

Note 4 - Other operating expense (income)
Royalty income accrued in relation to tuning system patents (after deducting legal expenses) was $7.3 million and $16.5 million for the three and nine months ended September 30, 1995, respectively, and $7.6 million and $17.5 million for the three and nine months ended October 1, 1994, respectively. These amounts are included in Other Operating Expense (Income).

Note 5 - Income taxes
As of September 30, 1995, the Company had $463.9 million of net operating loss carryovers (NOLs) available for financial statement purposes. For federal income tax purposes, the Company had NOLs of $399.5 million (which expire from 2004 through 2010) and unused tax credits of $6.5 million (which expire from 1995 through 2002).
	The consummation of the LGE agreement (as described in Note 2) has created an "ownership change" of the Company for federal income tax purposes, with the effect that the Company's annual usage of its NOLs will be limited to the product of (i) a tax-exempt rate of return announced monthly by the Internal Revenue Service (5.75% for ownership changes occurring in the month of November 1995) and (ii) the equity value of the Company immediately before the ownership change as determined under applicable tax regulations. This limitation, appropriately modified, also applies to the Company's utilization of most of its tax credit carryovers. As a result, the Company's ability to utilize such carryovers will be materially reduced by the LGE transaction. The effect of this reduction will depend upon the level of taxable income earned by the Company during the carryover periods.


Note 6 - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 46.9 million and 46.5 million for the three and nine months ended September 30, 1995, respectively, and 44.0 million and 41.0 million for the three and nine months ended October 1, 1994, respectively.

Note 7 - Inventories
Inventories consisted of the following (in millions):

                                     Sept. 30,   December 31,   Oct. 1,
                                       1995         1994          1994
                                    ----------  -------------  ----------
Raw materials and work-in-process    $ 166.2       $ 156.2       $ 167.9
Finished goods                         107.9          97.8         130.7
                                    ----------  -------------  ---------
                                       274.1         254.0         298.6
Excess of FIFO cost over LIFO cost      (8.8)         (8.8)         (9.1)
                                    ----------  -------------  ---------
    Total                            $ 265.3       $ 245.2       $ 289.5
                                    ==========  =============  =========

As of September 30, 1995, December 31, 1994 and October 1, 1994,
$47.1 million, $25.0 million and $28.3 million, respectively, of inventories were valued using the LIFO method.
	An actual determination of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Since these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory determination.

Note 8 - Short-term debt and credit arrangements; Long-term debt
During the second quarter of 1995 the Company entered into a First
Amended and Restated Credit Agreement dated as of May 10, 1995 (the
"Credit Agreement") among the Company, General Electric Capital
Corporation, as agent and lender, and the other lenders named therein, replacing a similar credit agreement with the same agent and group of lenders. The maximum commitment of funds available for borrowing under the Credit Agreement is $110 million, increased from $90 million, based upon a borrowing base formula related to eligible accounts and eligible inventory (each as defined in the Credit Agreement). On the same date, the Company entered into a Term Loan Agreement (the "Term
Loan") with the same agent and group of lenders. The Term Loan is in the initial principal amount of $40 million, requiring scheduled quarterly principal payments over the life of the Term Loan and additional mandatory prepayment in certain events.
	Both the Credit Agreement and Term Loan are scheduled to expire on June 30, 1998. Borrowings under the Credit Agreement, similar to the former credit agreement, are secured by accounts receivable, inventory, general intangibles and trademarks of the Company and certain of its domestic subsidiaries. The borrowing under the Term Loan is secured by the tuning system patent license agreements of the Company and a second security interest in the accounts receivable, inventory, general intangibles and trademarks of the Company and certain of its domestic subsidiaries.
The Credit Agreement and the Term Loan prohibit dividend payments on the Company's common stock and restrict dividend payments on any of its preferred stock, if issued. In addition, both agreements provide for identical restrictions regarding investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. Certain material asset transactions are permitted under both agreements.
	The Credit Agreement and Term Loan also contain identical financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. The ratio of liabilities to net worth and minimum net worth amount varies from quarter to quarter. As of September 30, 1995, the ratio of liabilities to net worth was required to be not greater than 4.40 to 1.0 and was actually 3.03 to 1.0, and net worth was required to be equal to or greater than $154.0 million and was actually $170.3 million.
	Under the Credit Agreement and Term Loan as amended on November 6, 1995, the liabilities to net worth ratio as of December 31, 1995, is required to be not greater than 3.50 to 1.0, and net worth is required to be equal to or greater than $251.0 million. As of March 30, 1996, and through the end of the agreements, the liabilities to net worth ratio is required to be not greater than 4.00 to 1.0, and net worth is required to be equal to or greater than $245.0 million.
	The Credit Agreement and Term Loan also restrict the amount of capital expenditures by the Company in each fiscal year. For the fiscal year 1995, 1996, 1997, and each fiscal year thereafter the Company is permitted to make capital expenditures (as defined in the Credit
Agreement) of up to $80.0 million, $142.0 million, $87.0 million and $60.0 million, respectively.
	As described in Note 2, a change of control of the Company occurred on November 8, 1995. Pursuant to the Debenture Purchase Agreements for the 8.5% senior subordinated convertible debentures due 2000 and the 8.5% senior subordinated convertible debentures due 2001, the Company has 30 days following the change of control to mail a notice to each debenture holder stating (among other things) (i) that a change of control has occurred and that the debenture holders have the right (the "Change in Control Right") to require the Company to repurchase such debentures, in whole or in part, at a purchase price, in cash, equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase and (ii) the date on which the Change of Control Right expires (which shall be no earlier than 30 days nor later than 60 days from the date such notice is mailed) (the "Change in Control Expiration Date") and a date for the repurchase of the debentures within seven days after the Change in Control Expiration Date.

Note 9 - Stockholders' equity
During the first nine months of 1995, the Company sold 1.3 million shares of authorized but unissued shares of common stock to investors under a shelf registration statement registering 6.5 million shares of common stock. The result of these stock sales was to increase equity by $10.1 million.
	At the Company's Annual Meeting on April 25, 1995, the stockholder's of the Company voted to amend the Company's Restated Certificate of Incorporation to increase the authorized common stock of the Company from 100,000,000 shares to 150,000,000 shares.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Analysis of Operations

The Company reported a third-quarter 1995 profit of $1.8 million or 4 cents per share, compared with a profit of $9.4 million, or 21 cents per share, in the third quarter of 1994. Results for both periods included one-time, non-recurring items: a $7.5 million tax refund and a $0.8 million gain on asset sales in the 1995 quarter, and a $5.5 million gain on property sales in the 1994 quarter.
	Major cost reductions from re-engineering programs and reduced cycle times, including new cost control and profit improvement initiatives launched in the third quarter, helped offset the effect of lower sales, lower prices and higher material costs compared with the third quarter of 1994.
The devaluation of the Mexican peso also had a positive impact on costs again in the third quarter of this year.
	Third-quarter sales were $332.5 million in 1995 and $419.4 million in 1994. Despite this 20 percent decline in overall dollar sales, the domestic market share of Zenith-brand direct-view color TV was relatively constant with the third quarter last year. The sales decline reflected a variety of factors including lower selling prices, very soft direct-view color television domestic industry conditions, reduced VCR revenues (due to a change in distribution methods) and significantly lower color TV unit sales in Mexico
	Sales of Network Systems products -- set-top boxes and data modems sold primarily to the cable TV industry -- were essentially unchanged from the third quarter of 1994. In the third quarter, the Company announced a multi-million-dollar agreement with "Mega TV" to provide as many as 200,000 wireless cable decoders for Malaysia's new pay TV operation over the next six months.
	Results for the third quarter include $7.3 million of accrued royalty revenues from tuning system licenses. These revenues were $7.6 million in the third quarter of 1994.
	Total sales in the first nine months of 1995 were $879.2 million, compared with $1,015.5 million in the first nine months of 1994. The
Company reported a net loss of $67.8 million, or $1.46 per share in the first nine months of 1995, compared with a nine-month 1994 loss of $10.9 million, or 27 cents per share. Results for the first nine months of 1995, as compared to the first nine months of 1994, were impacted by lower sales, lower prices and higher material costs, the effects of which were partially offset by major cost reductions from re-engineering programs and reduced cycle times, including new cost control and profit improvement initiatives launched in the third quarter. Nine-month 1995 results include the $7.5 million tax refund and the $0.8 million gain on asset sales in the third quarter and $18.0 million in special charges for severance and other non-recurring items in the second quarter. The 1994 nine-month period included asset sales of $6.9 million.


Liquidity and Capital Resources

Cash decreased $8.9 million during the nine months ended September 30, 1995. Uses of cash consisted of $65.0 million used by operating activities and $39.6 million used to purchase fixed assets, net of proceeds from asset sales. These uses of cash were offset by $95.7 million of cash provided from financing activities which included $45.5 million of borrowings under the Credit Agreement, $40.0 million of cash from the Term Loan and $10.2 million of cash from sales of the Company's common stock.
	During the nine months ended September 30, 1995, the $65.0 million of cash used by operating activities principally funded a $42.6 million net loss from operations as adjusted for depreciation and a $20.4 million change in current accounts. The change in current accounts was composed primarily of a $20.1 million increase in inventories, mainly to support higher projected shipment schedules in the fourth quarter.
	During the nine months ended September 30, 1995, investing activities used $39.6 million of cash (capital additions of $42.4 million offset by $2.8 million of proceeds from asset sales) compared to $19.6 million (capital additions of $41.4 million offset by $21.8 million of proceeds from asset sales) for the first nine months of 1994. Capital additions for the full year 1995 are expected to be about $55 million.
	As of September 30, 1995, total interest-bearing obligations of the Company consisted of $215.5 million of long-term debt, $45.5 million of borrowings under the Credit Agreement, the current portion ($6.5 million) of the Term Loan and $15.2 million of extended-term payables with a foreign supplier. The Company's long-term debt is composed of $115.0 million of 6-1/4% convertible subordinated debentures due 2011 that require annual sinking fund payments of $5.8 million beginning in 1997, $55.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2000, $12.0 million aggregate principal amount of 8.5% senior subordinated convertible debentures due 2001 and the long-term portion of the Term Loan ($33.5 million). The Term Loan requires scheduled quarterly principal payments over the life of the loan with a balloon payment of $17.5 million due on June 30, 1998 (the termination date of the loan).
	A change of control of the Company occurred on November 8, 1995. (See "Item 5. Other Information" for further discussion on the change of control.) Pursuant to the Debenture Purchase Agreements for the 8.5% senior subordinated convertible debentures due 2000 and the 8.5% senior subordinated convertible debentures due 2001, the Company has 30 days following the change of control to mail a notice to each debenture holder stating (among other things) (i) that a change of control has occurred and that the debenture holders have the right (the "Change in Control Right") to require the Company to repurchase such debentures, in whole or in part, at a purchase price, in cash, equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase and (ii) the date on which the Change of Control Right expires (which shall be no earlier than 30 days nor later than 60 days from the date such notice is mailed) (the "Change in Control Expiration Date") and a date for the repurchase of the debentures within seven days after the Change in Control Expiration Date.
	The Company's Credit Agreement and Term Loan contain identical financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. In addition, the Credit Agreement and the Term Loan restrict the amount of capital expenditures by the Company in each fiscal year. (See
Note 8 to Condensed Consolidated Financial Statements for further discussion on the financial covenants.)
	On November 6, 1995, the Company entered into a Second Amended and Restated Credit Agreement amending its $110 million First Amended and Restated Credit Agreement dated as of May 10, 1995, and a First
Amended and Restated Term Loan Agreement amending its $40 million
Term Loan Agreement dated as of May 10, 1995. (See "Item 5. Other Information" for further discussion on the amendments.)


Outlook

The overall outlook for the Company (including its competitive condition and business strategy) is essentially the same as described in the "Outlook" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K for the year ended December 31, 1994. In addition, the fourth quarter of 1995 is expected to be affected by many of the same pricing, cost and market factors that were described in the above referenced "Outlook" section of the Company's Form 10-K for the year ended
December 31, 1994.
	On November 8, 1995, a change in control of the Company occurred. On that date, the transactions contemplated by the Stock Purchase Agreement, dated as of July 17, 1995, between the Company and LG Electronics Inc., a corporation organized under the laws of the Republic of Korea, were consummated. (See "Item 5. Other Information" for further discussion on the change in control.)
	The Company believes that the proceeds from the LGE transaction, the Credit Agreement, the Term Loan and extended-term payables expected to be available from a foreign supplier will be adequate to meet its seasonal working capital, capital expenditure and other requirements in 1995 (including any required repurchase of debentures upon exercise of the Change of Control Right) and to support planned capital investment projects, including the expansion of the Company's picture tube operations.


                    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, concerning a lawsuit filed by Electrical Distributing, Inc., a Portland, Oregon distributor, in connection with the Company's announcement that it is changing to one-step distribution. Shortly after the case was filed it was removed by the Company from the state court to the United States District Court in Oregon. On October 17, 1995, summary judgment dismissing the case on all counts was entered. Plaintiff has until November 29, 1995 to file an appeal.
	Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, concerning an EPA civil action against the Company and others with respect to the Moyer Landfill in Collegeville, Pennsylvania. The
Company has signed a consent decree for the agreed contribution of $300,000, as a settlement with the federal government and the Commonwealth of Pennsylvania.
	Reference is made to "Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995, concerning the Gwynne L. Horwits, SEP IRA purported class action suit in the Court of Chancery of the State of Delaware in and for New Castle County in connection with the LGE acquisition of controlling interest in the Company. The Company, the members of the board of directors, and LGE denied, and continue to deny, that they committed any violations of law or breaches of duty as alleged in the complaint, but entered a memorandum of understanding and contemplate entering into a stipulation of settlement solely because a proposed settlement would eliminate the burden and expense of further litigation and would facilitate the consummation of the proposed transaction with LGE. In agreeing to disclose additional information, the Company does not admit the materiality of that information or that the materials previously filed with the Securities and Exchange Commission were in anyway deficient. In connection with the proposed settlement, it is anticipated that counsel for the plaintiff will apply to the court for an aggregate award of attorneys' fees and expenses in an amount not to exceed $300,000. As a condition of settlement, the Company has agreed to pay plaintiff's counsel the amount awarded by the court, up to $300,000. Before the proposed settlement is finally approved by the court, notice of the proposed terms and conditions of the settlement will be mailed to all members of any class certified by the court, who will be afforded an opportunity to opt out of and object to the settlement.
	On August 31, 1995, a lawsuit was filed in the District Court of Hidalgo County, Texas by the Linn-Faysville Aquifer Preservation
Association and others, alleging that the Company and other defendants' disposal of waste at an Edinburgh, Texas, landfill resulted in contamination of groundwater and potential contamination of the aquifer and seeking unspecified damages and injunctive relief. The Company believes that any of its waste deposited at the landfill could not cause such contamination and, accordingly, that the case against the Company is without merit.
	During the three months ended September 30, 1995, no other reportable events or material developments occurred with respect to the legal proceedings described under "Item 1. Legal Proceedings" in the Company's quarterly Report on Form 10-Q for the Quarter ended April 1,
1995, and the Company's Quarterly Report on Form 10-Q for the Quarter ended July 1, 1995, and under "Item 3. Legal Proceedings" in the
Company's Annual Report on Form 10-K for the year ended December
31, 1994.



Item 5.  Other Information

1.	On November 8, 1995, a change in control of the Company occurred.
On that date, the transactions contemplated by the Stock Purchase
Agreement (the "Stock Purchase Agreement"), dated as of July 17, 1995, between the Company and LG Electronics Inc., a corporation organized under the laws of the Republic of Korea ("LGE"),  were consummated.
Pursuant to the Stock Purchase Agreement (i) LGE accepted for purchase 3,731,800 of the shares of common stock, $1.00 par value per share (the "Common Stock"), of the Company tendered pursuant to LGE's tender offer  (the "Tender Offer")  to purchase from the Company's stockholders up to 18,619,000 shares of  Common Stock at $10.00 per share, (ii) LG
Semicon Co. Ltd., a corporation organized under the laws of the Republic of Korea and a majority owned subsidiary of LGE  ("LG Semicon"), accepted for purchase 14,887,200 of the shares of Common Stock tendered pursuant to the Tender Offer, (iii) LGE purchased 3,300,000 newly issued shares of Common Stock from the Company at $10.00 per share, and (iv) LG Semicon purchased 13,200,000 newly issued shares of Common Stock from the Company at $10.00 per share. After giving effect to such transactions, LGE beneficially owns 36,569,000 shares of Common Stock, which represents approximately 57.7% of the outstanding Common Stock  based on the number of shares outstanding as of November 8, 1995.  Because LGE beneficially owns a majority of the issued and outstanding shares of Common Stock, it effectively controls the outcome of any matter requiring action by a majority of the Company's stockholders, including the election of a majority of the Company's directors and any future change in control of the Company.
	LGE obtained substantially all the $70,318,000 necessary to pay for the shares of Common Stock purchased by it on November 8, 1995 through borrowings under a credit agreement dated October 31, 1995 (the
"LGE Credit Agreement")  between LGE and Cho Hung Bank,  DKB
Asia Limited,  The Korea Development Bank and Societe Generale Asia
Limited, as arrangers (the "Arrangers"), the other lenders party thereto and Cho Hung Bank, London Branch, as agent (the "Agent").
	The LGE Credit Agreement provides for two facilities: (i) a $17,625,000 revolving term loan facility (the "LGE Tranche A Revolving
Credit Facility") and (ii) a $52,375,000 revolving term loan facility (the "LGE Tranche B Revolving Credit Facility" and, together with the LGE
Tranche A Revolving Credit Facility, the "LGE Credit Facilities"). The proceeds of the LGE Credit Facilities are to be used to finance LGE's acquisition of the shares of Common Stock purchased by it on November
8, 1995 and to pay related fees and expenses.
	Loans under the LGE Credit Facilities will mature on the date falling five years from the first drawdown for the relevant tranche. All loans under the LGE Credit Agreement will bear interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") (as determined by procedures set forth in the LGE Credit Agreement) plus a margin of
0.40%.
	LGE will pay the Arrangers, the other lenders and the Agent certain fees which are customary for similar types of financings, including a front-end fee, a commitment fee on the undrawn portion of each of the
LGE Credit Facilities and an annual agent's fee under each of the Credit Facilities.
	LGE may voluntarily repay any loans, in whole or in part, under the LGE Credit Facilities at the end of each interest period in minimum principal amounts of $20 million.  The commitments of the lenders to provide credit under the LGE Credit Agreement will terminate on the date falling three months after the agreement date.
	The LGE Credit Agreement contains customary representations and warranties, affirmative and negative covenants, events of default and other terms and conditions. The obligations of each of the lenders to provide credit under the LGE Credit Agreement are subject to various conditions precedent, including but not limited to: (i) board resolutions, Articles of Incorporation and Korean Commercial Registry extracts; (ii) resolutions, authorizations, approvals, consents and licenses, including the foreign exchange approvals; (iii) satisfactory legal opinions; (iv) accuracy of representations and warranties in all material respects; and (v) absence of default or an event of default.
	LG Semicon obtained $210,000,000 of the $280,872,000 necessary to pay for the shares of Common Stock purchased by it on November 8,
1995 through borrowings under a credit agreement dated October 31,
1995  (the "LG Semicon Credit Agreement")  between LG Semicon, the
Arrangers, the other lenders party thereto and the Agent with the balance being obtained from internal sources.
	The LG Semicon Credit Agreement provides for two facilities: (i) a $52,875,000 revolving term loan facility (the "LG Semicon Tranche A
Revolving Credit Facility") and (ii) a $157,125,000 revolving term loan facility (the "LG Semicon Tranche B Revolving Credit Facility" and,
together with the LG Semicon Tranche A Revolving Credit Facility, the
"LG Semicon Credit Facilities"). The proceeds of the LG Semicon Credit Facilities are to be used to finance LG Semicon's acquisition of the shares of Common Stock purchased by it on November 8, 1995 and to pay related fees and expenses.
	Loans under the LG Semicon Credit Facilities will mature on the date falling five years from the first drawdown for the relevant tranche. All loans under the LG Semicon Credit Agreement will bear interest at a rate per annul equal to LIBOR (as determined by procedures set forth in the
LG Semicon Credit Agreement) plus a margin of 0.40%.
	LG Semicon will pay the Arrangers, the other lenders and the Agent certain fees which are customary for similar types of financings, including a front-end fee, a commitment fee on the undrawn portion of each of the
LG Semicon Credit Facilities and an annual agent's fee under each of the
LG Semicon Credit Facilities.
	LG Semicon may voluntarily repay any loans, in whole or in part, under the LG Semicon Credit Facilities at the end of each interest period in minimum principal amounts of $20 million.  The commitments of the lenders to provide credit under the LG Semicon Credit Agreement will terminate on the date falling three months after the agreement date.
	The LG Semicon Credit Agreement contains customary
representations and warranties, affirmative and negative covenants, events of default and other terms and conditions. The obligations of each of the lenders to provide credit under the LG Semicon Credit Agreement are subject to various conditions precedent, including but not limited to: (i) board resolutions, Articles of Incorporation and Korean Commercial
Registry extracts; (ii) resolutions, authorizations, approvals, consents and licenses, including the foreign exchange approvals; (iii) satisfactory legal opinions; (iv) accuracy of representations and warranties in all material respects; and (v) absence of default or an event of default.
	In the Stock Purchase Agreement,  LGE and the Company agreed that, following the closing of the transactions contemplated by the Stock Purchase Agreement, the Board of Directors of the Company would consist of ten directors, one of such directors to be the Company's
President and Chief Executive Officer of the Company, three of such directors to be independent directors of the Company prior to such closing and six of such directors to be persons designated by LGE and that the Company would use its best efforts to cause the other directors of the
Company to resign.   Pursuant to such agreement,  immediately after the
closing of such transactions, the Board of Directors of the Company consisted of Albin F. Moschner (the Company's President and Chief
Executive Officer), T. Kimball Brooker, Andrew McNally IV and Peter S. Willmott (directors of the Company prior to completion of such transactions) and Hun Jo Lee, Cha Hong Koo, Yong Nam, Nam K. Woo,
Ki-song Cho and Eugene B. Connolly (directors designated by LGE).

2.	On November 6, 1995, the Company entered into a Second Amended and Restated Credit Agreement (the "Amended Credit Agreement") amending its $110 million First Amended and Restated Credit Agreement dated as of May 10, 1995, and a First Amended and Restated Term Loan
Agreement (the "Amended Term Loan Agreement") amending its $40 million Term Loan Agreement dated as of May 10, 1995, among the Company, General Electric Capital Corporation, as agent and lender, and the other lenders named therein. The Amended Credit Agreement and Amended Term Loan Agreement were negotiated as a result of and became effective upon the previously announced purchase by LG
Electronics Inc. and its affiliate, LG Semicon, Ltd., of controlling interest in the Company on November 8, 1995. The Amendments modified the required minimum net worth as of December 31, 1995 from $166 million to $251 million and for each quarter thereafter from $160 million to $245 million. In addition the Amendments improved the interest rate and interest rate options, the unused line fee and letter of credit fees, improved certain restrictive covenants, modified language relating to the transactions with affiliates and permitted the required offer to repurchase the Company's 8.5% Convertible Senior Subordinated Debentures as a result of the change in control. On November 9, 1995, the Company had no borrowings under the Amended Credit Agreement and borrowings of $38.5 million under the Amended Term Loan Agreement. Copies of the
Amendments are attached hereto as Exhibits (4g) and (4i) hereto and are incorporated by reference herein.


Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

   (2)	Stock Purchase Agreement dated July 17, 1995 between Zenith
Electronics Corporation and LG Electronics Inc. 	(incorporated by
reference to Exhibit 2 of the Company's 	Current Report on Form 8-K
dated July 17, 1995)

   (3)	Amended and Restated By-Laws of Zenith Electronics
Corporation effective as of November 8, 1995

   (4a)	Indenture dated as of April 1, 1986, between Zenith Electronics
Corporation and The First National Bank of 	Boston as Trustee with
respect to the 6-1/4% Convertible Subordinated Debentures due 2011
(incorporated by 	reference to Exhibit 1 of the Company's
Quarterly Report on Form 10-Q for the quarter ended March 30, 1991)

   (4b)	Debenture Purchase Agreement dated as of November 19, 1993,
with the institutional investors named therein 	(incorporated by
reference to Exhibit 4(a) of the Company's Current Report on Form 8-K
	dated November 19, 	1993)

   (4c)	Amendment No. 1 dated November 24, 1993, to the Debenture
Purchase Agreement dated as of November 19, 	1993, with the
institutional investor named therein (incorporated by reference to Exhibit
4 (a) of the Company's 	Current Report on Form 8-K dated November
24, 1993)

   (4d)	Amendment No. 2 dated January 11, 1994, to the Debenture
Purchase Agreement dated as of November 19, 1993, 	(incorporated by
reference to Exhibit 4(c) of the Company's Current Report on Form 8-K dated January 11, 1994)

   (4e)	Debenture Purchase Agreement dated as of January 11, 1994,
with the institutional investors named therein 	(incorporated by
reference to Exhibit 4(a) of the Company's Current Report on Form 8-K dated January 11, 1994)

   (4f)	First Amended and Restated Credit Agreement, dated as of May
10, 1995, with General Electric Capital 	Corporation, as agent and
lender, and the other lenders named therein  (incorporated by reference to
Exhibit 4(f) of 	the Company's  Quarterly Report on Form 10-Q for the
quarter ended April 1, 1995)

   (4g)	Second Amended and Restated Credit Agreement, dated as of
November 6, 1995, with General Electric Capital 	Corporation, as
agent and lender, and the other lenders named

   (4h)	Term Loan Agreement, dated as of May 10, 1995, with General
Electric Capital Corporation, as agent and lender, 	and the other
lenders named therein  (incorporated by reference to Exhibit 4(g) of the
Company's Quarterly Report 	on Form 10-Q for the quarter ended
April 1, 1995)

   (4i)	First Amended and Restated Term Loan Agreement, dated as of
November 6, 1995, with General Electric Capital 	Corporation, as
agent and lender, and the other lenders named

   (4j)	Stockholder Rights Agreement, dated as of October 3, 1986
(incorporated by reference to Exhibit 4(c) of the 	Company's Quarterly
Report on Form 10-Q for the quarter ended September 28, 1991)

   (4k)	Amendment, dated April 26, 1988, to Stockholder Rights
Agreement  (incorporated by reference to Exhibit 4(d) of 	the Company's
Quarterly Report on Form 10-Q for the quarter ended April 3, 1993)

   (4l)	Amended and Restated Summary of Rights to Purchase Common
Stock (incorporated by reference to Exhibit 4(e) 	of the Company's
Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

   (4m)	Amendment, dated July 7, 1988, to Stockholder Rights
Agreement (incorporated by reference to Exhibit 4(f) of the
	Company's Quarterly Report on Form 10-Q for the quarter ended
July 3, 1993)

   (4n)	Agreement, dated May 23, 1991, among Zenith Electronics
Corporation, The First National Bank of Boston and 	Harris Trust
and Savings Bank (incorporated by reference to Exhibit 1 of Form 8, dated May 30, 1991)

   (4o)	Amendment, dated May 24, 1991, to Stockholder Rights
Agreement (incorporated by reference to Exhibit 2 of 	Form 8, dated
May 30, 1991)

   (4p)	Amendment to Rights Agreement dated as of July 17, 1995
(incorporated by reference to Exhibit 4 of the 	Company's Current
Report on Form 8-K dated July 17, 1995)

   (4q)	Agreement, dated as of February 1, 1993, among Zenith
Electronics Corporation, The Bank of New York and 	Harris Trust
and Savings Bank (incorporated by reference to Exhibit 1 of Form 8 dated March 25, 1993)

   (27) 	Financial Data Schedule for the nine months ended September 30,
1995

(b)  Reports on Form 8-K:

	A report on Form 8-K dated July 17, 1995, was filed by the Company stating under Item 5 that on July 17, 1995, the Company issued a press release announcing the execution and delivery of a Stock Purchase Agreement dated July 17, 1995 with LG Electronics Inc. In connection with the transactions contemplated by the Stock Purchase Agreement, the Company amended its Stockholder Rights Agreement.

	A report on Form 8-K dated July 21, 1995, was filed by the Company stating under Item 5 that on July 21, 1995, the Company issued a press release announcing second-quarter 1995 results.

	A report on Form 8-K dated July 24, 1995, was filed by the Company stating under Item 5 that the Company had been served with a Class
Action Complaint, filed in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company, the Board of Directors and LG Electronics Inc., alleging that the Board of Directors breached their fiduciary duties, failed to exercise loyalty, good faith and due care toward the Company and public shareholders in regard to the announced proposal by LG Electronics Inc. to acquire a 57.7% interest in the Company (the "Transaction").


                               SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date:	November 14, 1995


By: /s/ Richard C. Lueck
   -----------------------
   Richard C. Lueck
   Vice President - Controller
   (Chief Accounting Officer)


                              INDEX TO EXHIBITS

Exhibits:

(3)	Amended and Restated By-Laws of Zenith Electronics Corporation
effective as of November 8, 1995

(4g)	Second Amended and Restated Credit Agreement, dated as of
November 6, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named

(4i)	First Amended and Restated Term Loan Agreement, dated as of
November 6, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named

(27) 	Financial Data Schedule for the nine months ended September
30, 1995