Form 10-K
period 1995-12-31
ZENITH ELECTRONICS CORP
filed 1996-04-01
CIK 109265

- ------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1995      Commission File Number 1-4115

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

      Registrant's telephone number, including area code (847) 391-7000

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
- -------------------------------     -----------------------------------------
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

The aggregate market value of the registrant's Common Stock held by non-affiliates based on the New York Stock Exchange closing price on March 1, 1996, was $180,123,535.

As of March 1, 1996, there were 63,437,742 shares of Common Stock, par value $1 per share outstanding.

                    Documents Incorporated by Reference

Portions of the Registrant's definitive Proxy Statement dated March 18, 1996, are incorporated by reference into Part III of this report.

- -----------------------------------------------------------------------------

                        ZENITH ELECTRONICS CORPORATION

                                  FORM 10-K

                                    INDEX

                                                                       Page
                                                                      Number
                                                                      ------
PART I

   Item 1.  BUSINESS                                                     3
   Item 2.  PROPERTIES                                                   5
   Item 3.  LEGAL PROCEEDINGS                                            6
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          7
            EXECUTIVE OFFICERS OF THE REGISTRANT                         8

PART II

   Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS                                  9
   Item 6.  SELECTED FINANCIAL DATA                                      9
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 14
   Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                      14

PART III

   Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          15
   Item 11. EXECUTIVE COMPENSATION                                      15
   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                              15
   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              15

PART IV

   Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K                                                 16

SIGNATURES                                                              20

INDEX TO FINANCIAL STATEMENTS AND EXHIBITS                              22

                                  PART I


ITEM 1. BUSINESS

The company was founded in 1918 and has been a leader in consumer electronics, first in radio and later in monochrome and color television and other video products. The company's operations involve a dominant industry segment, the design, development, and manufacture and marketing of video products (including color TV sets and other consumer products) along with parts and accessories for such products. These products, along with purchased VCRs, are sold principally to retail dealers in the United States and Canada and to retail dealers and wholesale distributors in other foreign countries. The company also sells directly to buying groups, private label customers and customers in the lodging, health care and rent-to-own industries. The company's video products also include color picture tubes that are produced for and sold to other manufacturers and Network Systems products, such as cable and telecommunication set-top devices, interactive TV and data communication products which are sold primarily to cable TV operators and other commercial users of these products.
    The company has sold or downsized its non-core business activities. The company sold its monochrome video monitor business in 1993 and its power supply business in 1994. Its activities in color video monitors sold to computer manufacturers ceased in 1995 and its activities in high-security electronic equipment have been discontinued.
    The company has incurred losses in all but one of the years since
1985. These results reflected the cumulative effect of frequent and significant color TV price reductions during the 1980s and 1990s, and also reflected earlier recessionary conditions in the United States. In addition, the company has invested significant amounts in engineering and research in recent years, which amounts have been expensed as incurred.
    On November 8, 1995, a change in control of the company occurred, in which LG Electronics, Inc., a corporation organized under the laws of the Republic of Korea ("LGE"), purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. After giving effect to the transactions, LGE is the beneficial owner of 36,569,000 shares of common stock of the company which represents approximately 57.7 percent of the outstanding common stock.

Raw Materials
Many materials, such as copper, plastic, steel, wood, glass, aluminum and zinc, are essential to the business. Adequate sources of supply exist for these materials.

Patents
The company is licensed under a number of patents which are of importance to its business, and holds numerous patents. The company has patents and patent applications for numerous high-definition TV ("HDTV") related inventions. To the extent these inventions are incorporated into the HDTV standard to be adopted by the Federal Communications Commission, the company expects to receive royalties from these patents. In addition, royalties have been and may be received from these patents for non-HDTV applications as well. In addition, major manufacturers of TV sets and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuning system patents (the licenses expire in 2003). Based on 1995 U.S. industry unit sales levels and technology, more than $25 million in annual royalty income is expected through the licensing period. While in the aggregate its patents and licenses are valuable, the business of the company is not materially dependent on them.

Seasonal Variations in Business
Sales of the company's consumer electronics products are generally at a higher level during the second half of the year. Sales of consumer electronics products typically increase in the fall, as the summer vacation season ends and people spend more time indoors with the new fall programming on TV and during the Christmas holiday season. During
1995, 1994 and 1993, 57 percent, 59 percent and 54 percent, respectively, of the company's net sales were recorded in the second half of the year and approximately 30 percent of the company's net sales were recorded in the fourth quarter of each of the three years ended December 31, 1995.

Major Customer
Sales to a single customer amounted to $172.1 million (14 percent of total sales) in 1995 and $180.8 million (12 percent of total sales) in 1994. No other customer accounted for 10 percent or more of net sales.

Competitive Conditions
Competitive factors in North America include price, performance, quality, variety of products and features offered, marketing and sales capabilities, manufacturing costs, and service and support. The company believes it competes well with respect to each of these factors.
    The company's major product areas, including the color TV market, are highly competitive. The company's major competitors are significantly larger foreign-owned companies, generally with greater worldwide TV volume and overall resources. In efforts to increase market share or achieve higher production volumes, the company's competitors have aggressively lowered their selling prices in the past several years.

Research and Development
During 1995 expenditures for company-sponsored engineering and research relating to new products and services and to improvements of existing products and services amounted to $43.6 million. Amounts expended in 1994 and 1993 were $45.4 million and $47.8 million, respectively.

Environmental Matters
Compliance with Federal, State and local environmental protection provisions is not expected to have a material effect on capital expenditures, earnings or the competitive position of the company. Further information regarding environmental compliance is set forth under
Item 3 of this report.

Number of Employees
At the end of December 1995, the company employed approximately
18,100 people, of whom approximately 13,100 are hourly workers covered by collective bargaining agreements. Approximately 4,600 of the company's employees are located in the Chicago, Illinois, area, of whom approximately 3,000 are represented by unions. Approximately 13,200 of the company's employees are located in Mexico, of whom approximately 10,100 are represented by unions. Mexican labor contracts expire every two years and wages are renegotiated annually or more frequently under rapid devaluation or high inflation periods. The company believes that its relations with its employees are good.

Financial Information about Foreign and Domestic Operations and Export Sales The North American Free Trade Agreement ("NAFTA"), which took effect on January 1, 1994, significantly reduced duty costs in 1995 and 1994. NAFTA also improved the company's ability to compete against imports in North America and increased sales of the company's color TV sets in Canada and in Mexico during 1994 and in Canada during 1995.
    Information regarding foreign operations is included in "Note Six
- - Geographic Segment Data" on page 29 of this report. Export sales are less than 10% of consolidated net sales.
    The company's product lines are dependent on the continuing operations of the company's manufacturing and assembly facilities located in Mexico.



ITEM 2. PROPERTIES

The company utilizes a total of approximately 5.6 million square feet for manufacturing, warehousing, engineering and research, administration and distribution, as described below.


                                                            Square Feet
      Location          Nature of Operation                (in millions)
- ---------------------------------------------------------------------------

Domestic:
- -------------------

Chicago, Illinois        Six locations - production of            2.2
(including suburban      color picture tubes, parts and
locations)               service; engineering and research,
                         marketing and administration
                         activities; and assembly of
                         electronic components
                         (.6 million square feet is
                         leased by the company)

Fort Worth, Roanoke,     Seven locations - warehouses / offices    .9
El Paso, McAllen,        (.8 million square feet is leased by
Brownsville and Dallas,  the company)
Texas; Douglas, Arizona

Foreign:
- ------------------

Mexico                   Twelve manufacturing and warehouse       2.4
                         locations - production of plastic
                         and wooden cabinets for color
                         television, sub-assembly production
                         of television chassis, tuners and
                         other components and final assembly
                         of color television and Network
                         Systems products

Canada                   Two locations - distribution of           .1
                         Consumer Electronics products

Taiwan                   One location - purchasing office          -


                                                             ----------
             Total                                               5.6
                                                             ==========

    The company's facilities are suitable and adequate to meet current and anticipated requirements. None of the real property owned by the company is mortgaged


ITEM 3.  LEGAL PROCEEDINGS

The company is involved in various legal actions, environmental matters, and other proceedings relating to a wide range of matters that are incidental to the conduct of its business. The company believes, after reviewing such matters with the company's counsel, that any liability which may ultimately be incurred with respect to these matters is not expected to have a material effect on either the company's consolidated financial position or results of operations.
    In October 1989, the U.S. Environmental Protection Agency
("EPA") filed a civil action against certain generator and owner/operator defendants under the Comprehensive Environmental Response, Compensation, and Liabilities Act of 1980 ("CERCLA"), seeking reimbursement for the EPA's response costs in connection with an environmental cleanup at a site known as Moyer Landfill located at Collegeville, Pennsylvania. One of the original defendants to the EPA case brought a third party action for contribution against a number of third party defendants, including Ford Electronics and Refrigeration Corporation ("FERCO"). FERCO sought $600,000 in contribution from the company on the ground that FERCO is being held liable in part because it hauled certain waste from the company's former Lansdale, Pennsylvania picture tube plant. The company recently entered into an agreement with FERCO and agreed to contribute $300,000 toward a settlement with the federal government and the Commonwealth of Pennsylvania, subject to negotiation of an acceptable consent decree.
    Numerous lawsuits against major computer and peripheral equipment manufacturers are pending in the U.S. District Court, Eastern District of New York, the U.S. District Court of New Jersey and the New
York State courts, as well as other federal courts. These lawsuits seek several billion dollars in damages from various defendants for repetitive stress injuries claimed to have been caused by the use of word processor equipment. The company has been named as a defendant in twenty-seven of these cases which relate to keyboards allegedly manufactured by the company for its former subsidiary, Zenith Data Systems Corporation. Plaintiffs in the company's cases seek to recover $31 million actual and $321 million punitive damages from the company. The company believes it has meritorious defenses to the cases.
    The company was served with summons and complaint in an action entitled Linn-Faysville Aquifer Preservation Association, et al v. Republic Waste Industries, Inc., et al. No. C-4430-95F, filed August 31, 1995, in the state court, Hidalgo County, Texas. The suit alleges that the company and others had contaminated groundwater that has the potential to enter and contaminate an aquifer by, in the case of the company and several of the other defendants, dumping hazardous wastes from their maquiladoras at a landfill in Edinberg, Texas. Plaintiffs are an association and a number of individuals. Defendants are the owner/operators of the landfill and alleged "dumpers." Unspecified damages are sought for a variety of alleged harms to persons and property. In addition, the plaintiffs seek the cleanup and closing of the landfill. Discovery is ongoing. A trial date has not yet been set.
    On June 27, 1995, the EPA sent a letter notifying the company that it was one of the potentially responsible parties under Section 107(a) of CERCLA, with respect to the North Penn Area Seven Superfund Site in Lansdale, Montgomery County, Pennsylvania. Hazardous substances consisting of volatile organic material ("VOM") were discovered in the aquifer. The company does not believe that it has contributed to the contamination. At this time, the company has no knowledge of the extent of the contamination or the cost of cleanup.
    In June 1992, the company retained an environmental consultant to conduct a survey of its air emission sources and to test for VOM emissions at its picture tube facility in Melrose Park, Illinois. The survey disclosed that the company needed certain additional operating permits from the Illinois EPA relating to air emission sources and needed to comply with certain federal and state air quality regulations regarding
VOM emissions. The company promptly reported the results of the survey to the Illinois EPA and to the EPA. The company retained an environmental engineering firm to complete installation of pollution control equipment to address the emissions. The capital costs for installing appropriate capture and control equipment was $600,000 and the company installed the equipment in 1995. In 1995, the Illinois
Attorney General sent the company a penalty demand for $1.4 million, which demand was subsequently reduced to $660,000. The company is contesting the penalty.
    On December 6, 1995, the company received notice that it has been named as a third-party defendant in a contribution action entitled SC Holdings, Inc. v. A.A.A. Realty Co., et al, U.S. District Court, District of New Jersey, Civil Action No. 95-947(GEB), filed November 30, 1995.
The company is one of over 100 parties involved in this litigation. The litigation concerns the Cinnaminson Groundwater Contamination Site located in the Township of Cinnaminson in Burlington County, New
Jersey. The site is a former sanitary landfill. The EPA has designated the site a "Superfund" site and has placed the site on the National Priorities List. Very little information is available at this time. However, there is an allegation that the company disposed of 40 drums of solvents at the site. The facility that allegedly generated the solvents was not identified. The company has answered the complaint and is attempting to obtain more specific information from third-party plaintiffs.
    In 1994, the company notified its 15 independent distributors of its intent to change to direct-to-retail distribution on a nationwide basis during 1995. In February 1995, one of the independent distributors filed suit challenging the company's right to discontinue the distributorship relationship and alleging that it had been damaged by certain of the company's practices. The lawsuit sought injunctive relief, actual damages of $8 million and punitive damages of $20 million. In October 1995 summary judgment dismissing the case on all counts was entered. The plaintiff has filed notice of appeal. Another suit arising in connection with this change in distribution was filed in April 1995 by another independent distributor. The lawsuit seeks approximately $13 million in damages under the Wisconsin Fair Dealership Law. In January 1996 the court denied the company's motion for summary judgment and granted the plaintiff's motion for summary judgment, finding the company is liable. A jury trial setting the amount of the plaintiff's damages, if any, is expected in April 1996.
    In July 1995, plaintiff Gwynne L. Horwits, SEP IRA, filed a purported class action in the Court of Chancery of the State of Delaware in and for New Castle County against the company, its directors and LG Electronics Inc. (LGE) alleging that the company's directors breached their fiduciary duties and failed to exercise loyalty, good faith, due care and complete disclosure toward the company and the stockholders of the company in connection with the LGE acquisition of a controlling interest in the company. The company, the members of the board of directors, and LGE denied, and continue to deny, that they committed any violations of law or breaches of duty as alleged in the complaint, but entered a memorandum of understanding and a stipulation of settlement solely because a proposed settlement would eliminate the burden and expense of further litigation and facilitated the consummation of the proposed transaction with LGE. In agreeing to disclose additional information, the company does not admit the materiality of that information or that the materials previously filed with the Securities and Exchange Commission were in any way deficient. In connection with the proposed settlement, it is anticipated that counsel for the plaintiff will apply to the court for an aggregate award of attorneys' fees and expenses in an amount not to exceed $300,000. As a condition of settlement, the company has agreed to pay plaintiff's counsel the amount awarded by the court, up to $300,000. Before the proposed settlement is finally approved by the court, notice of the proposed terms and conditions of the settlement will be mailed to all members of any class certified by the court, who will be afforded an opportunity to opt out of and object to the settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of the company was held on November
7, 1995, to approve a Stock Purchase Agreement, dated as of July 17,
1995, between the company and LG Electronics, Inc., a corporation organized under the laws of the Republic of Korea ("LGE"), and the transactions contemplated thereby, including LGE's tender offer to purchase from the company's stockholders up to 18,619,000 shares of common stock at a purchase price of $10 per share and the issuance and sale by the company to LGE of 16,500,000 shares of common stock at a purchase price of $10 per share (collectively, the "Transaction").
Following the Transaction, LGE beneficially owns approximately
57.7 percent of all issued and outstanding shares of common stock of the company.
    The holders of 27,819,334 shares of the company's common stock entitled to vote were present in person or represented by proxy at the meeting, constituting 59.28 percent of the total shares issued and outstanding and entitled to vote at the meeting. The holders voted as follows: 26,482,083 shares voted For, 979,297 shares voted Against and 357,954 shares Abstaining. There were no broker non-votes.


EXECUTIVE OFFICERS OF THE REGISTRANT

       Name                      Office Held                             Age
- -----------------------------------------------------------------------------

Richard C. Lueck    Acting Chief Accounting Officer and Vice              52
                    President, Controller, since 1995.  Joined
                    Zenith in 1995 following a 28-year career with IBM where he held a variety of financial and operational management positions.

Gerald M. McCarthy  Executive Vice President, Sales and Marketing,        54
                    and President, Zenith Sales Company, since
                    1993 and 1983, respectively. During 30-year
                    Zenith career, has held a variety of sales and marketing positions.

Willard C. McNitt   Acting Chief Financial Officer since 1995,            47
                    and Vice President, Treasurer since 1989.
                    Joined Zenith from Gould Inc., where he held a variety of financial and treasury positions including Vice-President-Treasurer.

Albin F. Moschner   President and Chief Executive Officer, since          43
                    1995.  Joined Zenith in 1991 as Senior Vice
                    President of Operations and was named President and Chief Operating Officer in 1993. Previously
                    Chief Operating Officer at ETA Systems, Control
                    Data Corp.'s supercomputer subsidiary, and Chief
                    Operating Officer for Tricord Systems Inc. During a 14-year career at IBM, served in a variety of engineering and manufacturing positions.

Philip S. Thompson  Senior Vice President, Operations since 1994.         46
                    Previously	Vice President of Operations, Product
                    Development and Manufacturing for Pitney-Bowes'
                    Monarch Marking Systems division from 1993 to 1994.
                    For 21 years prior to that he was with IBM where he held a variety of engineering, manufacturing and general management positions.

Richard F. Vitkus   Senior Vice President, General Counsel since 1994.    56
                    Secretary	since 1995.  Previously Senior Vice
                    President, General Counsel, and Director of
                    Corporate Development at Vanstar Corporation
                    (formerly ComputerLand Corporation) from 1991 to 1994.





                                 PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The New York Stock Exchange is the principal United States market in which the company's common stock is traded. The number of stockholders of record was 15,119 as of March 1, 1996. No dividends were paid to stockholders during the two years ended December 31, 1995.
    The high and low price range for the company's common stock by quarter for the past two years is included in the Unaudited Quarterly Financial Information on page 36 of this report.


ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

In millions, except per share amounts
                             1995       1994       1993      1992       1991
- -----------------------------------------------------------------------------

Results of operations:
  Net sales              $ 1,273.9  $ 1,469.0  $ 1,228.2  $ 1,243.5  $ 1,321.6
  Pre-tax income (loss)     (100.1)     (14.5)     (97.0)    (121.8)     (51.4)
  Net income (loss)          (92.4)     (14.2)     (97.0)    (105.9)     (51.6)

Financial position:
  Total assets           $   690.3  $   653.6  $   559.4  $   578.6  $   686.9
  Long-term debt             168.8      182.0      170.0      149.5      149.5
  Stockholders' equity       307.1      228.3      152.4      210.1      308.8

Per share of common stock  (primary and fully diluted):
  Net income (loss)      $  (1.88)  $   (.34)  $   (3.01) $  (3.59)  $  (1.79)

Book value per share     $   4.84   $   5.00   $    4.25  $   6.94   $  10.60


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

The statements of consolidated operations summarize operating results for the last three years. This section of Management's Discussion and Analysis highlights the main factors affecting the changes in operating results during the three-year period.

Revenues
Sales were $1,274 million in 1995, a decrease of 13 percent from 1994. Sales in 1994 were $1,469 million, an increase of 20 percent over 1993 sales of $1,228 million.
    The company's core business - the development, manufacture and distribution of a broad range of products for the delivery of video entertainment - is composed of two major product areas, Consumer Electronics (which includes color picture tube operations) and Network Systems.
    In Consumer Electronics, the color TV market remains extremely competitive. Consumer Electronics sales decreased 14 percent in 1995 from 1994 primarily due to lower selling prices, soft domestic demand for direct-view color TV sets, reduced VCR revenues (partially due to a change in distribution method) and significantly lower color TV unit sales in Mexico, due to the December 1994 devaluation of the Mexican peso.
    Price competition continued during 1995 forcing the company to reduce color TV prices by $66 million from 1994 to maintain sales volumes and market share. The company expects continued erosion in domestic color TV selling prices during 1996 mainly due to persisting competition for market share and excess industry inventories. This price competition may continue to adversely affect the company's performance.
    As a result of soft industry conditions during 1995, particularly during the traditionally strong fourth quarter, domestic industry color TV unit sales to dealers (including projection television) decreased by 4 percent to 26.2 million units (following increases of 10 percent to 27.4 million units in 1994 and 11 percent to 25.0 million units in 1993). While it remains one of the top three U.S. color TV brands, the company's market share declined slightly during 1995 due to slow shipments early in the first quarter caused by start-up problems associated with a new finished-goods warehouse. The company expects that industry color TV unit sales to dealers will continue to decline somewhat in 1996.
    In Mexico, the company's and industry TV sales to dealers were curtailed in 1995 due to devaluation of the peso. The value of the peso appears to have stabilized, and management expects a gradual recovery in demand for color TV sets in Mexico.
    The North American Free Trade Agreement (NAFTA), which took effect on January 1, 1994, helped to increase sales of the company's color TV sets in Canada and in Mexico during 1994 and in Canada during 1995.
    During 1994, Consumer Electronics sales increased by 25 percent over 1993, due primarily to higher unit volume and despite lower product pricing of $46 million. The company's unit sales increase in 1994 was significantly higher than the industry growth rate, indicating a rise in market share. The company's sales increases were especially strong in key industry growth categories, such as projection and large-screen TV models and TV-VCR combination products. The company's sales growth in VCRs in 1994 exceeded the industry's sales growth rate of 6 percent.
    In color picture tube operations, NAFTA contributed to continued strong demand for the company's domestically-produced color picture tubes. Sales of picture tubes to other manufacturers increased 33 percent in 1995 from 1994, and the number of units sold was up 29 percent. Sales of picture tubes increased 20 percent in 1994 from 1993, and the number of units sold was up 12 percent.
    In Network Systems, which includes the design and manufacture of set-top boxes and data modems sold primarily to the cable TV industry, sales increased 12 percent in 1995 from 1994, reflecting the continuing strength of the industry and the popularity of the company's high-performance analog set-top units. Sales also were aided by a multi-million-dollar agreement with the Malaysian pay television operation
Mega TV to provide as many as 200,000 wireless cable decoders. The company anticipates that the analog set-top market will continue to grow in 1996.
    During 1994, Network Systems sales increased by 38 percent over 1993, reflecting benefits of reorganization and new product development, as well as an improved industry environment.
    Sales of non-core products, primarily power supplies and display monitors, decreased by 77 percent in 1995 from 1994, to less than 1 percent of total sales. These businesses were phased out or sold during 1994, although the company continued to manufacture power supplies for the purchaser of the magnetics business until April 1995.
    During 1994, sales of non-core products decreased by 72 percent over 1993 as the company eliminated non-core operations. During the year, production of both monochrome and color monitors ceased.

Costs and Expenses
In light of the company's net losses, the competitive environment and inflationary cost pressures, the company has undertaken major cost reduction programs in each of the last three years, generating savings of approximately $75 million in 1995, $40 million in 1994 and $75 million in 1993. These programs included cost control and profit improvement initiatives; design, manufacturing, logistics and distribution improvements; and business consolidations. The company continues to seek ongoing additional cost reduction opportunities; however, there can be no assurance that any such cost reductions will be achieved. The
Mexican peso devaluation, which began in December 1994, lowered peso-denominated costs - including wages and salaries, utilities, supplies and materials - by approximately $36 million in 1995. In addition, NAFTA regulations reduced duty costs by $19 million in 1994 over 1993. These cost savings were offset by inflationary increases for purchased material and labor costs (Mexican labor contracts expire every two years and wages are renegotiated annually or more frequently under rapid devaluation or high inflation periods). These inflationary increases totaled $43 million in 1995, $22 million in 1994 and $20 million in 1993.
    Selling, general and administrative expenses were $118 million in 1995, $117 million in 1994 and $93 million in 1993. These expenses as a percent of revenues were 9 percent in 1995 and 8 percent in 1994 and 1993. In 1995, as compared to 1994, the amount of these expenses was constant but the decline in sales caused the ratio to increase. In 1994, as compared to 1993, these expenses increased primarily due to increased advertising costs in the United States and Mexico in support of the higher sales volume.
    Amounts that the company spends each year on engineering and research relating to new products and services and to improvements of existing products and services are expensed as incurred. These amounts were $44 million in 1995, $45 million in 1994 and $48 million in 1993.
These expenses as a percentage of revenues were 3 percent in 1995 and 1994, and 4 percent in 1993.

Other Operating Expense (Income)
Other operating expense (income) is primarily composed of royalty income received from manufacturers of TV sets and VCRs who have taken licenses under some of the company's U.S. tuning system patents. Royalty income from tuning system patents was $26 million in 1995, $28 million in 1994 and $26 million in 1993. Also included in Other operating expense (income) are foreign exchange gains and losses. These amounts have traditionally not been material, but in 1994 the company recorded $4 million of foreign exchange gain, mainly as a result of the Mexican peso devaluation.

Restructuring and Other Charges
During 1995, the company recorded $22 million of Restructuring and other charges. The main component of this was a second-quarter charge of $18 million primarily to restructure its core Consumer Electronics and Network Systems business. The charge was primarily composed of provisions made in anticipation of cash expenditures that were paid in the second half of 1995 or will be paid in the first half of 1996. The major elements of the restructuring related to severance expenses ($10 million) associated with employment reductions (mostly in the company's U.S. salaried workforce) and costs associated with realigned distribution activities ($3 million) as the company changed to direct-to-retail distribution on a nationwide basis. The remaining charges related to other non-recurring items, including certain environmental, legal and other regulatory matters, along with trade receivable write-offs (primarily for accounts in Mexico as a result of the peso devaluation). The reduction in the salaried workforce, together with other initiatives, are expected to reduce annual costs by about $20 million.
    The remainder of the 1995 charges related to fourth-quarter charges totaling $4 million that were incurred as a consequence of the LG Electronics, Inc. (LGE) purchase of common stock.
    During 1993, the company recorded $31 million of Restructuring and other charges. This was driven by a fourth-quarter charge primarily to restructure certain product areas and re-engineer its core business. The restructuring affected computer monitors and magnetics, product areas that were phased out or sold in 1994. Major elements of this charge were the non-cash writedown of fixed assets and inventory ($23 million) as well as re-engineering and severance costs ($6 million) that were substantially paid during 1994. As expected, the restructuring actions reduced 1994 compensation expense by approximately $10 million and reduced depreciation expense by approximately $4 million. No material changes have occurred or are anticipated in these programs or in the estimated costs or benefits of the programs.

Gain (Loss) on Asset Sales
In 1995, the company realized a loss of $2 million related to various property sale transactions. During 1994 the company realized a gain of $11 million on asset sales, including more than 3 million square feet of excess plant and office space, 98 acres of vacant land, and assets related to the magnetics business. There were no material property sales during 1993.

Interest Expense
The $4 million increase in interest expense in 1995 resulted from higher funding requirements (at higher interest rates) for company operations. To assist in funding these requirements, the company entered into a $40 million Term Loan Agreement in May 1995. Interest expense between 1994 and 1993 was relatively constant.

Income Taxes
In 1995, the company recorded an income tax credit of $8 million
(including interest) that related to a tax refund due the company as a result of certain foreign tax credit issues in audits of prior years. Due to the company's continuing losses there have been essentially no provisions made for income taxes during the last three years.

Net Income
As a result of the factors described above, net losses were $92 million in 1995, $14 million in 1994 and $97 million in 1993. Corresponding losses per share were $1.88 in 1995, $.34 in 1994 and $3.01 in 1993.
    Market prices for color TV sets in the beginning of 1996 were substantially lower than a year ago and pricing is not expected to improve during the rest of the year. The company selectively reduced color TV prices in February 1996 in order to maintain market share. Although the company continues to seek more than $75 million in additional cost reduction opportunities for 1996, the decline in color TV pricing along with inflationary cost pressures are expected to have a negative impact on the company's financial results for 1996.

CASH FLOWS
- ----------

The statements of consolidated cash flows reflect the changes in cash for the last three years by classifying transactions into three major categories; Operating, Investing and Financing activities.

Operating Activities
A principal use of the company's liquidity is the cash used by operating activities which consists of the company's net loss as adjusted for non-cash operating items and the changes in current assets and liabilities such as receivables, inventories and payables.
    In 1995, $33 million of cash was used by operating activities principally to fund $59 million of net losses from operations as adjusted for depreciation and a loss on asset sales. A decrease in current accounts provided $22 million of cash and was principally composed of a $53 million decrease in inventories offset by a $38 million decrease in accounts payable and accrued expenses. The decreases in inventories and accounts payable were due in part to lower levels of color TV production caused by lower sales levels. Inventories also were reduced as a result of process improvements implemented during 1995.
    In 1994, $42 million of cash was used by operating activities primarily to fund a $52 million change in current accounts offset by $4 million in net income from operations as adjusted for depreciation and gains on the sales of assets. The change in current accounts was composed primarily of a $46 million increase in receivables (due to higher sales) and a $43 million increase in inventories (due mainly to increased levels of color television production in support of higher sales), partially offset by a $40 million increase in accounts payable and accrued expenses. In addition, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill the 1994 obligation to salaried employees and some hourly employees. This issuance increased stockholders' equity by $6 million.
    In 1993, $28 million of cash was used by operating activities principally to fund $45 million of net losses from operations as adjusted for depreciation and fixed asset writedowns as a part of restructuring. A decrease in current accounts provided $3 million of cash and was composed of a $15 million decrease in receivables offset by an $8 million increase in inventories and a $4 million decrease in accounts payable and accrued expenses. The decrease in receivables was due to lower sales.
Also, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill both the 1992 obligation to salaried employees and the 1993 obligation to salaried employees and some hourly employees. These issuances increased stockholders' equity by $15 million.

Investing Activities
The principal recurring investing activity is the addition of property, plant and equipment. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear. In
1995, investing activities used $49 million of cash which consisted of capital additions of $52 million offset by $3 million of proceeds from asset sales. In 1994, investing activities used $32 million of cash which consisted of capital additions of $59 million offset by $27 million of proceeds from asset sales. In 1993, investing activities used $26 million of cash for capital additions.
    The level of capital additions in 1995 was consistent with the additions in 1994. Capital additions in 1995 included a new production line for projection TV picture tubes in the company's Juarez, Mexico, plant and new industrial robotics to perform labor-intensive production processes in the company's Melrose Park, Illinois, plant. Capital additions in 1994 were higher than in 1993 due to investments in plastic injection molding operations in Reynosa, Mexico, modernization of a mill room in Juarez, and process re-engineering activities throughout the Consumer Electronics business.
    The company is planning significant capital investment projects during 1996 and 1997, primarily in the color picture tube area, which include the expansion of production capacity for color TV picture tubes, new automated production processes and the addition of new production lines for computer display tubes and color picture tubes for large-screen direct-view color TV sets.

Financing Activities
Financing activities provided cash of $167 million in 1995, $62 million in 1994 and $69 million in 1993. The 1995 increase in cash provided was due to the company selling $171 million of common stock to investors, principally the sale at $10 per share of 16.5 million shares to LGE in November. In addition, the company sold 1.3 million shares to investors under a shelf registration statement for 6.5 million shares of common stock. Cash was also provided during 1995 as the company entered into a Term Loan Agreement for $40 million. Cash was used during 1995 as the company repurchased $43 million principal amount of its 8.5% Convertible Senior Subordinated Debentures due 2000 and 2001, at par plus accrued interest. This repurchase resulted from the exercise by certain holders of the debentures of the right to require repurchase of all or a portion of the debentures following a change of control of the company, which occurred upon the purchase of a controlling interest in the company by LGE.
    In 1994, financing activities provided $62 million of cash which included $84 million provided from sales of the company's common stock and $12 million from the sale of 8.5% Senior Subordinated Convertible Debentures due 2001. This was offset by $35 million of cash used to redeem the company's outstanding 12-1/8% Notes due January 1995 at a redemption price equal to par value (plus accrued interest).
    In 1993, financing activities provided $69 million of cash which included $55 million provided from the sale of 8.5% Senior Subordinated Convertible Debentures due 2000 and $24 million provided from sales of the company's common stock. This was offset by $10 million of cash used to repay borrowings under the company's Credit Agreement.

FINANCIAL CONDITION
- -------------------

As of December 31, 1995, the company had $93 million of cash and had interest-bearing obligations that consisted of $169 million of long-term debt, the current portion ($9 million) of the Term Loan Agreement and $9 million of extended-term payables with LGE. The company's long-term debt is composed of $115 million of 6-1/4% Convertible Subordinated Debentures due 2011 that require annual sinking fund payments of $5.8 million beginning in 1997, $24 million aggregate principal amount of 8.5% Senior Subordinated Convertible Debentures due 2000 and 2001, and the long-term portion of the Term Loan Agreement ($30 million). The Term Loan Agreement requires scheduled quarterly principal payments over the life of the loan with a balloon payment of $17 million due on the termination date of the loan, June 30, 1998.
    In November 1995, the company entered into a Second Amended and Restated Credit Agreement and a First Amended and Restated Term
Loan Agreement. These agreements replaced similar agreements with the same group of lenders and were amended as a result of the purchase by LGE, of a controlling interest in the company. These agreements contain restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. In addition, these agreements restrict the amount of capital expenditures by the company in each fiscal year. The Amendments increased the required minimum net worth as of December
31, 1995 and for each quarter thereafter and also improved the interest rate and interest rate options.
    The maximum commitment of funds available for borrowing under the Credit Agreement is $110 million, but is limited by a defined borrowing base formula related to eligible receivables and eligible inventory. The Credit Agreement terminates on June 30, 1998 at which time all outstanding indebtedness thereunder would have to be refinanced. As of December 31, 1995, no borrowings were outstanding under the Credit Agreement in keeping with the seasonal nature of the company's working capital needs.
    As discussed in Investing Activities, the company is planning significant capital investment projects over the next two years. The company is exploring options for additional financing that will be required to support these projects. Because these planned capital investment projects would exceed the permitted expenditures allowed under the Credit Agreement and Term Loan Agreement, the company will need to seek amendments to these agreements. There can be no assurance that the company will be able to find the additional financing required to support these projects nor can there be any assurance that the lenders under the Credit Agreement and Term Loan Agreement will approve amendments, if requested by the company.
    Although the company believes that its Credit Agreement, together with extended-term payables expected to be available from LGE and the company's efforts to obtain other financing sources, will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1996, there can be no assurance that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events.

FASB ACTIONS
- ------------

The Financial Accounting Standards Board (FASB) issued Statement No.
121, "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of," in March 1995. The new accounting standard (which is effective beginning in 1996) requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The new accounting standard also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The company has not yet quantified the impact, if any, on the consolidated financial position or results of operations of the company as a result of the new standard.
    FASB issued Statement No. 123, "Accounting for Stock-Based
Compensation," in October 1995. The new accounting standard will require the company to value all stock-based compensation based on the estimated fair value at the grant date and spread the deemed cost over the vesting period. The standard permits a choice of whether to charge operations or disclose the calculated cost, as pro forma information. The new standard requires disclosure, beginning in 1996 of the deemed cost effective with 1995 grants. The company has not yet quantified its cost or determined its method of compliance with the new standard.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 14 of
Part IV (page 16) of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors is incorporated herein by reference from the sections entitled "Election of Directors" and "Board and Committee Meetings and Directors' Compensation" from the company's definitive
Proxy Statement, copies of which were electronically transmitted to the Commission via EDGAR. See also the list of the company's executive officers and related information under "Executive Officers of the Registrant" at the end of Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the sections entitled "Board and Committee Meetings and Directors' Compensation", "Summary Compensation Table", "Employment Agreements", "Termination and Change of Control Agreements", "Option/SAR Grants in 1995", "Aggregated Option/SAR Exercises in 1995 and Year-End Option/SAR Values" and "Pension Plan Table" from the company's definitive Proxy Statement, copies of which were electronically transmitted to the Commission via EDGAR.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference from the sections entitled "LGE Change in Control", "Security Ownership of Certain Beneficial Owners" and
"Security Ownership of Management" from the company's definitive
Proxy Statement, copies of which were electronically transmitted to the Commission via EDGAR.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the sections entitled "Nominees for Election as Directors" and "Related Party Transactions" from the company's definitive Proxy Statement, copies of which were electronically transmitted to the Commission via EDGAR.



                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) 1.  The following Consolidated Financial Statements of Zenith
Electronics Corporation, the Report of Independent Public Accountants, and the Unaudited Quarterly Financial Data are included in this report on pages 23 through 36:

        Statements of Consolidated Operations and Retained Earnings - Years ended December 31, 1995, 1994 and 1993

        Consolidated Balance Sheets - December 31, 1995 and 1994

        Statements of Consolidated Cash Flows -
        Years ended December 31, 1995, 1994 and 1993

        Notes to Consolidated Financial Statements

        Report of Independent Public Accountants

        Unaudited Quarterly Financial Information

(a) 2. The following consolidated financial statement schedule for Zenith Electronics Corporation is included in this report on page 38:

        Schedule II - Valuation and Qualifying Accounts

    The Report of Independent Public Accountants on Financial Statement
Schedule is included in this report on page 37.

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

    (3c) By-Laws of the company, as amended (incorporated by reference to Exhibit 3 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

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

    (4f) Stockholder Rights Agreement, dated as of October 3, 1986 (incorporated by reference to Exhibit 4c of the company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1991)

    (4g) Amendment, dated April 26, 1988, to Stockholder Rights
         Agreement (incorporated by reference to Exhibit 4(d) of the company's Quarterly Report on Form 10-Q for the quarter ended April 3, 1993)

    (4h) Amended and Restated Summary of Rights to Purchase Common
         Stock (incorporated by reference to Exhibit 4(e) of the company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

    (4i) Amendment, dated July 7, 1988, to Stockholder Rights
         Agreement (incorporated by reference to Exhibit 4(f) of the company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993)

    (4j) Agreement, dated May 23, 1991, among Zenith Electronics
         Corporation, The First National Bank of Boston and Harris Trust and Savings Bank (incorporated by reference to Exhibit 1 of Form 8 dated May 30, 1991)

    (4k) Amendment, dated May 24, 1991, to Stockholder Rights
         Agreement (incorporated by reference to Exhibit 2 of Form 8 dated May 30, 1991)

    (4l) Agreement, dated as of February 1, 1993, among Zenith
         Electronics Corporation, The Bank of New York 	and Harris Trust and
         Savings Bank (incorporated by reference to Exhibit 1 of Form 8 dated March 25, 1993)

    (4m) Amendment, dated July 17, 1995, to Stockholder Rights
         Agreement (incorporated by reference to Exhibit 4 of the company's Current Report on Form 8-K dated July 17, 1995)

    (4n) Second Amended and Restated Credit Agreement, dated as of November 6, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named (incorporated by reference to Exhibit 4g of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

    (4o) First Amended and Restated Term Loan Agreement, dated as of November 6, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named (incorporated by reference to Exhibit 4i of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

  *(10a) 1987 Zenith Stock Incentive Plan (as amended) (incorporated by reference to Exhibit A of the company's definitive Proxy Statement dated March 13, 1992)

  *(10b) Form of Amended and Restated Employment Agreement with
         Gerald M. McCarthy, Albin F. Moschner, Kell B. Benson and Michael J. Kaplan (incorporated by reference to Exhibit 2 of the
         company's Report on 	Form 10-K for the year ended December 31,
         1990)

  *(10c) Retirement and Consulting Agreement, dated as of April 10,
         1995, with Jerry K. Pearlman (incorporated by reference to Exhibit 10a of the company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)

  *(10d) Form of Supplemental Agreement with Gerald M. McCarthy,
         Albin F. Moschner and Kell B. Benson (incorporated by reference to
         Exhibit 10q of the company's Report on Form 10-K for the year ended December 31, 1991)

  *(10e) Addendum Number Two to Supplemental Letter Agreement, dated as of April 4, 1995, with Albin F. Moschner (incorporated by reference to Exhibit 10b of the company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)

  *(10f) Addendum Number Two to Supplemental Letter Agreement, dated as of April 4, 1995, with Gerald M. McCarthy (incorporated by reference to Exhibit 10c of the company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)

  *(10g) Form of Addendum Number Two to Supplemental Letter Agreement with Kell B. Benson (incorporated by reference to Exhibit 10d of the company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)

  *(10h) Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10e of the company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)

  *(10i) Amendment to Employee Stock Option Agreement between the company and Jerry K. Pearlman (incorporated by reference to Exhibit 10f of the company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)

  *(10j) Letter Agreement, dated October 21, 1991, with Albin F. Moschner
         (incorporated by reference to Exhibit 10u of the company's Report on Form 10-K for the year ended December 31, 1991)

  *(10k) Form of Indemnification Agreement with Officers and Directors
         (incorporated by reference to Exhibit 8 of the company's Report on Form 10-K for the year ended December 31, 1989)

  *(10l) Form of Directors 1989 Stock Units Compensation Agreement with T. Kimball Brooker (1000 units) (incorporated by reference to Exhibit 9 of the company's Report on Form 10-K for the year ended December 31, 1989)

  *(10m) Form of Directors 1990 Stock Units Compensation Agreement
         with T. Kimball Brooker, Andrew McNally IV and Peter S.
         Willmott (1000 units each) (incorporated by reference to Exhibit 6 of the company's Report on Form 10-K for the year ended December 31,
         1990)

  *(10n) Form of Directors 1991 Stock Units Compensation Agreement with
         T. Kimball Brooker, Andrew McNally IV and Peter S. Willmott
         (1,000 units each) (incorporated by reference to Exhibit 10d of
         the company's 	Quarterly Report on Form 10-Q for the quarter ended
         June 29, 1991)

  *(10o) Form of Amendment, dated as of July 24, 1991, to Directors
         Stock Units Compensation Agreements for 1990 and 1991
         (incorporated by reference to Exhibit 10e of the company's Quarterly
         Report on Form 10-Q 	for the quarter ended June 29, 1991)

  *(10p) Directors Retirement Plan and form of Agreement (incorporated by reference to Exhibit 10 of the company's Report on Form 10-K for the year ended December 31, 1989)

  *(10q) Form of Amendment, dated as of July 24, 1991, to Directors
         Retirement Plan and form of Agreement 	(incorporated by reference to
         Exhibit 10f of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1991)

  *(10r) Supplemental Executive Retirement Income Plan effective as of
         January 1, 1994

  *(10s) Supplemental Salaried Profit Sharing Retirement Plan effective as of January 1, 1994

   (10t) Stock Purchase Agreement dated July 17, 1995, between Zenith Electronics Corporation and LG Electronics, Inc. (incorporated by reference to Exhibit 2 of the company's Report on Form 8-K dated July 17, 1995)

    (21) Subsidiaries of the company

    (23) Consent of Independent Public Accountants

    (27) Financial Data Schedule for the Year ended December 31, 1995

* Represents a management contract, compensation plan or arrangement.


 (b) Reports on Form 8-K

    A report on Form 8-K dated October 19, 1995, was filed by the company stating under Item 5 that on October 19, 1995, the company issued a press release announcing third-quarter 1995 results.
    A report on Form 8-K dated December 21, 1995, was filed by the company stating under Item 5 that on December 21, 1995, the company repurchased $42.7 million principal amount of its 8.5 percent Convertible Senior Subordinated Debentures due 2000 and 2001, at par plus accrued interest, of which an aggregate of $67 million principal amount had been previously outstanding. This repurchase resulted from the right of such holders to require repurchase of all or a portion of the debentures following a change of control of the company, which change of control occurred upon the purchase of a controlling interest in the company by LG Electronics, Inc. and its affiliate LG Semicon Ltd., on November 8, 1995.


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

                                      ZENITH ELECTRONICS CORPORATION
                                      (Registrant)

                                      By: /s/ Albin F. Moschner
                                      ------------------------------
                                      Albin F. Moschner
                                      President and Chief Executive Officer

                                      Date: March 20, 1996
                                      ------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                 Title                         Date
- -----------------------------------------------------------------------------

 /s/ T. Kimball Brooker        Director                       March 20, 1996
- -----------------------------                                 ---------------
T. Kimball Brooker


 /s/ Ki-song Cho               Director                       March 20, 1996
- -----------------------------                                 ---------------
Ki-song Cho


 /s/ Eugene B. Connolly        Director                       March 20, 1996
- -----------------------------                                 ---------------
Eugene B. Connolly


 /s/ Cha Hong (John) Koo       Director                       March 28, 1996
- -----------------------------                                 ---------------
Cha Hong (John) Koo


 /s/ Hun Jo Lee                Director                       March 20, 1996
- -----------------------------                                 ---------------
Hun Jo Lee


 /s/ Andrew McNally IV         Director                       March 28, 1996
- -----------------------------                                 --------------
Andrew McNally IV


 /s/ Albin F. Moschner         Director, President and        March 20, 1996
- ----------------------------   Chief Executive Officer        ---------------
Albin F. Moschner				          (Principal Executive Officer)


 /s/ Yong Nam                  Director                       March 27,1996
- -----------------------------                                 --------------
Yong Nam


 /s/ Peter S. Willmott         Director                       March 20, 1996
- -----------------------------                                 --------------
Peter S. Willmott


/s/ Nam K. Woo                 Director                       March 28, 1996
- -----------------------------                                 ---------------
Nam K. Woo


/s/ Richard C. Lueck           Vice President, Controller     March 20, 1996
- -----------------------------  and Acting Chief Accounting    --------------
Richard C. Lueck               Officer
                               (Principal Accounting Officer)


/s/ Willard C. McNitt          Vice President - Finance       March 20, 1996
- -----------------------------  and Acting Chief Financial     --------------
Willard C. McNitt              Officer
                               (Principal Financial Officer)



                 INDEX TO FINANCIAL STATEMENTS AND EXHIBITS


                                                                      Page
                                                                     Number
                                                                     ------

Consolidated Financial Statements                                      23

Notes to Consolidated Financial Statements                             26

Report of Independent Public Accountants                               35

Unaudited Quarterly Financial Data                                     36

Report of Independent Public Accountants on Financial Statement
Schedule                                                               37

Financial Statement Schedule:

    Schedule II  -  Valuation and Qualifying Accounts                 38

Exhibits:

         (21) Subsidiaries of the company                              39

         (23) Consent of Independent Public Accountants                40

         (27) Financial Data Schedule for the Year ended December
              31, 1995                                                 41


                    CONSOLIDATED FINANCIAL STATEMENTS


Statements of Consolidated Operations and Retained Earnings
- -----------------------------------------------------------
In millions, except per share amounts


                                               Year Ended December 31
                                         ------------------------------------
                                           1995          1994          1993
                                        ------------------------------------

Revenues
   Net sales                            $1,273.9      $1,469.0      $1,228.2
                                        ------------------------------------

Costs, Expenses and Other
   Cost of products sold                 1,201.6       1,350.2       1,163.9
   Selling, general and administrative     117.5         117.1          92.5
   Engineering and research                 43.6          45.4          47.8
   Other operating expense (income), net
     (Notes 1 and 7)                       (30.1)        (33.6)        (25.2)
   Restructuring and other charges
     (Note 4)                               21.6            -           31.0
                                        ------------------------------------

Income
   Operating income (loss)                 (80.3)        (10.1)        (81.8)
   Gain (loss) on asset sales,
      net (Note 9)                          (1.7)         11.0            -
   Interest expense                        (19.9)        (15.9)        (15.5)
   Interest income                           1.8            .5            .3
                                        ------------------------------------

   Income (loss) before income taxes      (100.1)        (14.5)        (97.0)
   Income taxes (credit) (Note 5)           (7.7)          (.3)           -
                                        ------------------------------------

     Net income (loss)                  $  (92.4)     $  (14.2)     $  (97.0)
                                        ====================================

Per Share
   Income (loss) per common share
     (Note 1)                           $  (1.88)     $   (.34)     $  (3.01)
                                        ====================================

Retained Earnings
   Balance at beginning of year         $ (102.3)     $   (88.1)    $    8.9
   Net income (loss)                       (92.4)         (14.2)       (97.0)
                                        ------------------------------------

     Retained earnings (deficit) at
     end of year                        $ (194.7)     $  (102.3)    $  (88.1)
                                        ====================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Consolidated Balance Sheets
- -----------------------------
In millions


                                                        December 31
                                                     ------------------
                                                       1995       1994
                                                     ------------------
Assets
- -------
Current Assets
   Cash (Note 1)                                    $  93.2    $   8.9
   Receivables, net of allowance for doubtful
     accounts of $3.6 and $3.1                        201.3      206.9
   Inventories (Note 8)                               192.2      245.2
   Other                                                7.8        9.9
                                                    ------------------

     Total current assets                             494.5      470.9

Noncurrent Assets
   Property, plant and equipment, net (Note 9)        184.7      168.1
   Other (Note 1)                                      11.1       14.6
                                                    ------------------

      Total assets                                  $ 690.3    $ 653.6
                                                    ==================


Liabilities and Stockholders' Equity
- -------------------------------------
Current Liabilities
   Current portion of long-term debt (Note 11)      $  9.0     $    -
   Accounts payable (Note 10)                         71.8       114.1
   Compensation and retirement benefits (Note 14)     30.8        24.8
   Product warranties                                 28.4        35.6
   Co-op advertising and merchandising programs       29.9        27.3
   Income taxes payable                                1.2         1.2
   Other accrued expenses                             43.3        40.3
                                                    ------------------

     Total current liabilities                       214.4       243.3

Noncurrent Liabilities
   Long-term debt (Note 11)                          168.8       182.0

Stockholders' Equity
   Preferred stock, $1 par value; 8,000,000
     shares authorized; none outstanding                -           -
   Common stock, $1 par value; 150,000,000
      shares authorized; 63,542,922 and 45,698,372
      shares issued                                   63.5        45.7
   Additional paid-in capital                        440.0       285.4
   Retained earnings (deficit)                      (194.7)     (102.3)
   Cost of 105,181 and 21,000 common
     shares in treasury                               (1.7)        (.5)
                                                   --------------------

     Total stockholders' equity (Note 12)            307.1       228.3
                                                   --------------------

      Total liabilities and stockholders' equity   $ 690.3     $ 653.6
                                                   ====================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Statements of Consolidated Cash Flows
- ---------------------------------------
In millions

                                                 Increase (Decrease) in Cash
                                                   Year Ended December 31
                                                -----------------------------
                                                  1995       1994       1993
                                                -----------------------------

Cash Flows from Operating Activities
   Net income (loss)                            $(92.4)    $(14.2)    $(97.0)
   Adjustments to reconcile net income (loss)
   to net cash used by operations:
     Depreciation                                 32.1       28.8       35.4
     Write down of fixed assets as a part of
       restructuring (Note 4)                       -          -        16.2
   Employee retirement plan contribution in stock   -         6.0       14.6
   (Gain) loss on asset sales, net                 1.7      (11.0)        -
   Other                                            .5        (.2)        .2
   Changes in assets and liabilities:
     Current accounts                             21.5      (52.1)       3.4
     Other assets                                  3.4         .6       (1.0)
                                                -----------------------------
   Net cash used by operating activities         (33.2)     (42.1)     (28.2)
                                                -----------------------------

Cash Flows from Investing Activities
   Capital additions                             (51.9)     (58.9)     (26.1)
   Proceeds from asset sales                       2.9       27.5         .4
                                                -----------------------------
   Net cash used by investing activities         (49.0)     (31.4)     (25.7)
                                                -----------------------------

Cash Flows from Financing Activities
   Short-term borrowings, net                       -          -       (10.1)
   Proceeds from issuance of long-term debt       40.0       12.0       55.0
   Proceeds from issuance of common stock, net   170.7       84.1       24.0
   Principal payments on long-term debt          (44.2)     (34.5)        -
                                                -----------------------------
   Net cash provided by financing activities     166.5       61.6       68.9
                                                -----------------------------

Cash
   Increase (decrease) in cash                    84.3      (11.9)      15.0
   Cash at beginning of year                       8.9       20.8        5.8
                                                -----------------------------
   Cash at end of year                          $ 93.2     $  8.9    $  20.8
                                                =============================

Changes in Current Assets and Liabilities
   Increase (decrease) in cash attributable to changes in:
     Receivables, net                           $ 10.2     $(45.5)  $  15.2
     Income taxes, net                            (6.0)       (.2)       .8
     Inventories                                  53.0      (42.7)     (8.3)
     Other assets                                  2.2       (3.8)       .1
     Accounts payable and accrued expenses       (37.9)      40.1      (4.4)
                                                -----------------------------
       Net change in current accounts           $ 21.5     $(52.1)  $   3.4
                                                =============================

Supplemental  Disclosure
   Supplemental disclosure of cash flow information-
     Cash paid (refunded) during the period for:
       Interest                                 $ 20.6     $ 17.6   $  15.0
       Income taxes                                (.1)       (.1)     (1.2)


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


Notes to Consolidated Financial Statements
- --------------------------------------------

Note One - Significant Accounting Policies: Principles of consolidation: The consolidated financial statements include the accounts of Zenith Electronics Corporation and all domestic and foreign subsidiaries (the company). All significant intercompany balances and transactions have been eliminated.
    Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
    Statements of consolidated cash flows: The company considers time deposits, certificates of deposit and all highly liquid investments purchased with an original maturity of three months or less to be cash.
    Inventories: Inventories are stated at the lower of cost or market. Costs are determined for all inventories except picture tube inventories using the first-in, first-out (FIFO) method. Picture tube inventories are valued using the last-in, first-out (LIFO) method.
    Properties and depreciation: Additions of plant and equipment with lives of eight years or more are depreciated by the straight-line method over their useful lives. Accelerated methods are used for depreciation of virtually all other plant and equipment items, including high technology equipment that may be subject to rapid economic obsolescence.
    Property held for disposal is stated at the lower of cost or estimated net realizable value. As of December 31, 1995, and 1994, $3.4 million and $4.6 million, respectively, of property held for disposal was included in Other noncurrent assets and included certain facilities and land no longer used in the company's operations.
    Most tooling expenditures are charged to expense in the year acquired, except for picture tube tooling, which is amortized over four years. Certain production fixtures are capitalized as machinery and equipment.
    Rental expenses under operating leases were $15.3 million, $13.6 million and $9.0 million in 1995, 1994 and 1993, respectively.
Commitments for lease payments in future years are not material.
    The company capitalizes interest on major capital projects. Such interest has not been material.
    Engineering, research, product warranty and other costs:
Engineering and research costs are expensed as incurred. Estimated costs for product warranties are provided at the time of sale based on experience factors. The costs of co-op advertising and merchandising programs are also provided at the time of sale.
    Foreign currency: The company uses the U.S. dollar as the functional currency for all foreign subsidiaries. Foreign exchange gains and losses are included in Other operating expense (income) and netted to a $3.6 million gain in 1994. These amounts were not material in 1995 and 1993.
    Earnings per share: Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6 1/4 percent convertible subordinated debentures and the 8.5 percent convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The number of shares used in the computation were 49.2 million, 42.0 million and 32.3 million in 1995, 1994 and 1993, respectively.

Note Two - Financial Results and Liquidity: The company has incurred net losses of $92.4 million, $14.2 million and $97.0 million in 1995, 1994 and 1993, respectively. For many years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from cost reduction programs, these lower color television prices together with inflationary cost increases have more than offset such cost reduction benefits.
    The company's Credit Agreement (see Note Ten) expires on June
30, 1998. The maximum commitment of funds available for borrowing under the Credit Agreement is $110 million, but is limited by a defined borrowing base formula related to eligible receivables and eligible inventory.
    The company is planning significant capital investment projects during 1996 and 1997, primarily in the color picture tube area, which include the expansion of production capacity for color TV picture tubes, new automated production processes and the addition of new production lines for computer display tubes and color picture tubes for large-screen direct-view color TV sets. The company is exploring options for additional financing that will be required to support these projects. Because these planned capital investment projects would exceed the permitted expenditures allowed under the Credit Agreement and Term
Loan Agreement, the company will need to seek amendments to these agreements. There can be no assurance that the company will be able to find the additional financing required to support these projects nor can there be any assurance that the lenders under the Credit Agreement and Term Loan Agreement will approve amendments, if requested by the company.
    Although the company believes that its Credit Agreement, together with extended-term payables expected to be available from LG Electronics, Inc. (LGE) and the company's efforts to obtain other financing sources, will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1996, there can be no assurances that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events.

Note Three - Related Party:  On November 8, 1995, LGE purchased
18,619,000 shares of common stock of the company pursuant to LGE's tender offer at $10.00 per share, and purchased 16,500,000 newly issued shares of common stock from the company at $10.00 per share. After giving effect to such transactions, LGE beneficially owns 36,569,000 shares of common stock, which represents approximately 57.7 percent of the outstanding common stock.
    LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media.
    Because LGE owns a majority of the issued and outstanding common stock, it effectively controls the outcome of any matter requiring action by a majority of the company's stockholders, including the election of a majority of the company's directors and any future change in control of the company.
    The following represent the most significant transactions between the company and LGE during 1995, all of which, in the opinion of management, were made at an arms-length basis:
    Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $87.2 million of these items in 1995. Sales of products purchased from LGE and its affiliates contributed $92.5 million to sales and $5.3 million to gross margin in 1995.
    Product and other sales: The company sells CRT tubes and yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales in 1995 by the company to LGE and its affiliates were $31.7 million with a contribution of $2.8 million to gross margin.
    Technical agreements: The company and LGE are currently operating under several technology agreements and licenses, including:
LGE engineering support for HDTV development and related technical and intellectual property; technology and patent licenses to LGE to develop FTM products; and agreements granting LGE the right to use the company's patents on TV tuners. LGE's net payment in 1995 to the company under these agreements and licenses was $1.1 million.
    As of December 31, 1995, receivables included $7.7 million from LGE and its affiliates and accounts payable included $8.9 million to LGE and its affiliates.

Note Four - Restructuring and Other Charges: During the fourth quarter of 1995, the company recorded charges totaling $3.6 million that were incurred as a consequence of the LGE purchase of common stock as described in Note Three.
    During the second quarter of 1995, the company recorded a charge of $18.0 million primarily to restructure its core Consumer Electronics and Network Systems business. The major elements of the restructuring related to severance expenses associated with employment reductions, primarily in the company's U.S. salaried workforce and costs associated with realigned distribution activities as the company changed to direct-to-retail distribution on a nationwide basis. The remaining charges related to other non-recurring items, including certain environmental, legal and other regulatory matters, along with trade receivable write-offs (primarily for accounts in Mexico as a result of the December 1994 peso devaluation).
    During the fourth quarter of 1993, the company recorded a charge of $31.0 million primarily to restructure certain product areas and re-engineer its core business. The restructuring affected computer monitors and magnetics, product areas that were phased out or sold in 1994. The fourth-quarter charge was primarily for non-cash fixed asset and inventory write-downs, as well as severance costs, and was designed to reduce fixed costs and operating expenses.

Note Five - Income Taxes: The components of income taxes (credit) were:

                                                Year Ended December 31
                                               ---------------------------
In millions                                     1995      1994      1993
- --------------------------------------------------------------------------

Currently payable (refundable):
   Federal                                     $ (7.8)  $  (.5)   $  (.1)
   State                                           .1       .2        .1
                                               ---------------------------

Total income taxes (credit)                    $ (7.7)  $  (.3)   $   -
                                               ===========================

    The $7.7 million income tax credit in 1995 included a $7.5 million tax refund (including interest) due the company as a result of certain foreign tax credit issues in audits of prior years.
    The statutory federal income tax rate and the effective tax rate are compared below:

					                                             Year Ended December 31
                                               ---------------------------
                                                1995      1994      1993
- --------------------------------------------------------------------------

Statutory federal income tax rate              (35.0)%   (35.0)%   (35.0)%
State income taxes, net                           .1        .7        .1
Foreign tax effects                              1.5      21.9        .5
Tax benefits not recognized
  subject to future realization                 33.5      13.4      34.5
Net operating loss carryback / refund           (8.4)     (3.2)      (.1)
                                               --------------------------

Effective tax rate                              (8.3)%    (2.2)%     -  %
                                               ==========================

    Deferred tax assets (liabilities) are comprised of the following:

                                                 Year Ended December 31
                                               --------------------------
In millions                                         1995       1994
- -------------------------------------------------------------------------

Loss carryforwards                                $163.8     $154.7
Inventory valuation                                 23.8       21.1
Product warranty                                    11.1       15.2
Co-op advertising                                    2.5        1.5
Merchandising                                        5.4        6.8
Other                                               14.6       17.5
                                                -------------------------

   Deferred tax assets                             221.2      216.8
                                                -------------------------

Depreciation                                       (17.5)     (13.9)
Employee benefits                                    (.7)       (.6)
Other                                              (14.7)     (18.4)
                                                -------------------------

   Deferred tax liabilities                        (32.9)     (32.9)
                                                -------------------------

Valuation allowance                               (188.3)    (183.9)
                                                -------------------------

   Net deferred tax assets                       $    -     $    -
                                                =========================

    The valuation allowance was established since the realization of these assets cannot be reasonably assured, given the company's recurring losses.
    As of December 31, 1995, the company had $412.2 million of total net operating loss carryforwards (NOLs) available for federal income tax purposes (which expire from 2004 through 2010) and unused tax credits of $3.6 million (which expire from 2000 through 2002).
    The stock purchase by LGE described in Note Three created an "ownership change" of the company for federal income tax purposes, with the effect that the company's annual usage of its NOLs will be limited to approximately $27 million, which represents the product of (i) a tax-exempt rate of return announced monthly by the Internal Revenue Service (5.75 percent for ownership changes occurring in the month of November
1995) and (ii) the value of the company immediately before the ownership change, as determined under applicable tax regulations. This limitation, appropriately modified, will also apply to the company's utilization of most of its tax credit carryovers. The effect of this annual limit will depend upon the generation of sufficient taxable income in the future and certain other factors.

Note Six - Geographic Segment Data: The company's operations involve a dominant industry segment the design, development, manufacture and distribution of video products, including color TV sets, VCRs and other consumer electronics products, color picture tubes, cable TV products and parts and accessories for these products.
    Financial information, summarized by geographic area, is as follows:

                                                 Year Ended December 31
                                              ---------------------------
In millions                                     1995      1994      1993
- -------------------------------------------------------------------------

Net sales to unaffiliated customers:
   Domestic companies                        $1,212.7  $1,365.2  $1,158.8
   Foreign companies                             61.2     103.8      69.4
                                             ----------------------------

   Total net sales                           $1,273.9  $1,469.0  $1,228.2
                                             ============================

Income (loss) before income taxes:
   Domestic companies                        $  (96.1) $   (8.4) $  (97.6)
   Foreign companies                             (4.0)     (6.1)       .6
                                             ----------------------------

   Total income (loss) before income taxes   $ (100.1) $  (14.5) $  (97.0)
                                             ============================

Identifiable assets:
   Domestic companies                        $  538.1  $  503.2  $  448.6
   Foreign companies                            152.2     150.4     110.8
                                             ----------------------------

   Total identifiable assets                 $  690.3  $  653.6  $  559.4
                                             ============================

    Foreign operations consist of manufacturing and sales subsidiaries in Mexico, a distribution subsidiary in Canada and a purchasing office in Taiwan. Sales to affiliates are principally accounted for at amounts based on local costs of production plus a reasonable return.
    Sales to a single customer amounted to $172.1 million (14 percent) in 1995 and $180.8 million (12 percent) in 1994. No other customer accounted for 10 percent or more of net sales.

Note Seven - Other Operating Expense (Income): Major manufacturers of TVs and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuning system patents (the licenses expire in 2003). Royalty income related to the tuning system patents was $25.9 million, $27.9 million and $25.7 million in 1995, 1994 and 1993, respectively, and is included in Other operating expense (income).


Note Eight - Inventories:  Inventories consisted of the following:

                                                     December 31
                                              --------------------------
In millions                                        1995       1994
- ------------------------------------------------------------------------

Raw materials and work-in-process                 $128.7     $156.2
Finished goods                                      73.9       97.8
                                              --------------------------

                                                   202.6      254.0
Excess of FIFO cost over LIFO cost                 (10.4)      (8.8)
                                              --------------------------

   Total inventories                              $192.2     $245.2
                                              ==========================

    As of December 31, 1995 and 1994, inventories of $27.8 million and $25.0 million, respectively, were valued using the LIFO method.

Note Nine - Property, Plant and Equipment: Property, plant and equipment consisted of the following:

                                                    December 31
                                              --------------------------
In millions                                       1995        1994
- ------------------------------------------------------------------------

Land                                            $  3.9       $  3.9
Buildings                                        126.5        126.6
Machinery and equipment                          591.0        584.5
                                              --------------------------

                                                 721.4        715.0
Less accumulated depreciation                   (536.7)      (546.9)
                                              --------------------------

   Total property, plant and equipment, net     $184.7       $168.1
                                              ==========================

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

Note Ten - Short-term Debt and Credit Arrangements: The company entered into a Second Amended and Restated Credit Agreement dated as of November 6, 1995, with a lending group led by General Electric
Capital Corporation, for working capital purposes. The Credit Agreement replaced a similar credit agreement with the same group of lenders.
    Borrowings under the Credit Agreement, similar to the former agreement, are secured by accounts receivable, inventory, general intangibles and trademarks of the company. The Credit Agreement is scheduled to expire on June 30, 1998. The maximum commitment of funds available for borrowing under the Credit Agreement is $110 million, but is limited by a defined borrowing base formula related to eligible receivables and eligible inventory. Net proceeds arising from material asset transactions will result in a partial reduction in the maximum commitment of the lenders thereunder. Interest on borrowings is based on market rates with a commitment fee of 3/8 percent per annum payable monthly on the unused balance of the facility. As of December 31, 1995, no borrowings were outstanding under the Credit Agreement.
    The Credit Agreement contains restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. As of December 31, 1995, the ratio of liabilities to net worth was required to be not greater than 3.50 to 1.0 and was actually 1.25 to 1.0, and net worth was required to be equal to or greater than $251.0 million and was actually $307.1 million. At the end of each fiscal quarter through April 4, 1998, the liabilities to net worth ratio is required to be maintained at 4.00 to 1.0, and minimum net worth is required to be $245.0 million. The
Credit Agreement restricts the amount of capital expenditures by the company in each fiscal year. For the fiscal years 1995, 1996, 1997 and each fiscal year thereafter the company is permitted to make capital expenditures (as defined in the Credit Agreement) of up to $80.0 million, $142.0 million, $87.0 million and $60.0 million, respectively. As the company plans to undertake capital investment projects that would exceed the permitted expenditures, the company will need to seek an amendment to the Credit Agreement. There can be no assurance that the lenders under the Credit Agreement will approve an amendment, if requested by the company.
    In addition, there are restrictions regarding investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. The Credit Agreement prohibits dividend payments on the company's common stock, restricts dividend payments on any of its preferred stock, if issued, and prohibits the redemption or repurchase of stock.

Borrowings and interest rates on short-term debt were:

                                                 Year Ended December 31
                                              ---------------------------
In millions                                     1995     1994     1993
- -------------------------------------------------------------------------

Maximum month-end borrowings                    $69.5    $60.4    $66.4
Average daily borrowings                         37.2     26.3     35.0
Weighted average interest rate                   10.5%     9.1%     8.1%

    Contracts with LGE permit the company to elect interest-bearing extended-payment terms. As of December 31, 1995 and 1994, $8.8 million and $19.1 million, respectively, of these obligations were outstanding and included in Accounts payable.

Note Eleven - Long-term Debt:  The components of long-term debt were:

                                                       December 31
                                                 -------------------------
In millions                                          1995       1994
- --------------------------------------------------------------------------

6 1/4 percent convertible subordinated
   debentures due 2011                              $115.0     $115.0
8.5 percent senior subordinated
  convertible debentures due 2000                     23.8       55.0
8.5 percent senior subordinated
  convertible debentures due 2001                       .5       12.0
Term Loan                                             38.5         -
                                                  -----------------------

                                                     177.8      182.0
Less current portion                                   9.0         -
                                                  -----------------------

     Total long-term debt                           $168.8     $182.0
                                                  =======================

    The company entered into a First Amended and Restated Term
Loan Agreement dated as of November 6, 1995, with a lending group led by General Electric Capital Corporation. The Term Loan replaced a similar term loan agreement with the same group of lenders. The Term
Loan was in the initial principal amount of $40 million, and requires scheduled quarterly principal payments over the life of the loan with a balloon payment of $17.5 million due on the termination date of the loan, June 30, 1998, and additional mandatory prepayment in certain events.
The borrowing under the Term Loan Agreement is secured by the tuning system patent license agreements of the company and a second security interest in the accounts receivable, inventory, general intangibles and trademarks of the company. The Term Loan Agreement contains the same financial covenants and other restrictions that are contained in the Credit Agreement (see Note Ten). Interest on the borrowing is based on market rates.
    The 6 1/4 percent convertible subordinated debentures are unsecured general obligations, subordinate in right of payment to certain other debt obligations, and are convertible into common stock at $31.25 per share. Terms of the debenture agreement include annual sinking-fund payments of $5.8 million beginning in 1997. The debentures are redeemable at the option of the company, in whole or in part, at specified redemption prices at par or above.
    The 8.5 percent debentures due 2000 and 2001 are unsecured general obligations, subordinate in right of payment to certain other debt obligations, and are convertible into shares of common stock at an initial conversion price of $9.76 per share and $10.00 per share, respectively.
The debentures due 2000 and 2001 are redeemable at the option of the company, in whole or in part, at any time on or after November 19, 1997 and January 18, 1998, respectively, at specified redemption prices at par or above.
    On December 21, 1995, the company repurchased $42.7 million principal amount of the 8.5 percent debentures, at par plus accrued interest. This repurchase resulted from the exercise by certain holders of the debentures of the right to require repurchase of all or a portion of the debentures following a change of control of the company, which occurred upon the purchase of a controlling interest in the company by LGE.
    The fair value of long-term debt is $130.6 million as of December
31, 1995, as compared to the carrying amount of $168.8 million. The fair value of the 6 1/4 percent convertible subordinated debentures is based on the quoted market price from the New York Stock Exchange. The fair value of the 8.5 percent convertible senior subordinated debentures is based on the quoted price obtained from third party financial institutions. The fair value of the Term Loan approximates the carrying value as interest on the loan is based on market rates. Currently, the company's Credit Agreement and Term Loan Agreement would not allow the company to extinguish the long-term debt through purchase and thereby realize the gain.

Note Twelve - Stockholders' Equity: Changes in stockholders' equity accounts are shown below:

                                                     Additional
                                        Common        Paid-in      Treasury
In millions                             Stock         Capital       Shares
- -----------------------------------------------------------------------------
Balance, December 31, 1992              $30.3          $171.4        $(.5)
   Sales of common stock                  3.4            19.8          -
   Stock issued for benefit plans         2.0            12.6          -
   Stock issued for stock options          .1              .6          -
   Other                                   .1              .7          -
                                        ------------------------------------

Balance, December 31, 1993               35.9           205.1        (.5)
   Sales of common stock                  8.6            71.2         -
   Stock issued for benefit plans          .6             5.4         -
   Stock issued for stock options          .5             3.6         -
   Other                                   .1              .1         -
                                        ------------------------------------

Balance, December 31, 1994               45.7           285.4        (.5)
   Sales of common stock                 17.8           152.6         -
   Stock issued for stock options          -               .3         -
   Other                                   -              1.7       (1.2)
                                        ------------------------------------

Balance, December 31, 1995              $63.5          $440.0      $(1.7)
                                        ====================================

    In November 1995, the Company sold 16.5 million shares of authorized but unissued shares of common stock to LGE for a price of $10 per share. See Note Three for further discussion.
    During 1995, 1994 and 1993 the company sold 1.3 million shares, 8.6 million shares and 3.4 million shares, respectively, of authorized but unissued shares of common stock to investors under registration statements that had been filed with the Securities and Exchange Commission.
    Pursuant to a Rights Agreement (as amended), a "right" entitling the holder thereof to purchase under certain conditions, one-half of one share of common stock at an exercise price of $37.50, subject to adjustment, was distributed with respect to each outstanding share of common stock in 1986, and with respect to each additional share of common stock that has become outstanding since then.
    The rights will become exercisable upon the earlier to occur of (i) the 10th day after a public announcement that a third party has become the beneficial owner of 25 percent or more of the outstanding common stock (an "acquiring person") or (ii) the 10th day after the commencement of, or the announcement of an intention to commence, an offer the consummation of which would result in a third party beneficially owning
25 percent or more of the common stock.
    In the event any person becomes an acquiring person, each holder of a right (other than the acquiring person) will thereafter have the right to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the right. The rights, which have no voting rights, expire in 1996. The rights may be redeemed at the option of the company at any time prior to such time as any person becomes an acquiring person. Under certain conditions and following a stockholder vote, the rights shall be redeemed by the company. In either case, the redemption price will be $.05 per right, subject to adjustment.
    The Rights Agreement also provides that under certain circumstances at any time after any person has become an acquiring person, the Board of Directors may exchange the rights (other than rights owned by such person) in whole or in part, for common stock at an exchange ratio of one-half of a share of common stock per right, subject to adjustment. In connection with the LGE transaction, LGE is not considered to be a third party.
    At the company's Annual Meeting of Stockholders in April 1995, the stockholders voted to amend the company's Restated Certificate of Incorporation to increase the authorized common stock of the company from 100,000,000 shares to 150,000,000 shares.
    At the company's Annual Meeting of Stockholders in May 1993, the stockholders approved the authorization of 8 million shares of preferred stock of which none are issued or outstanding as of December
31, 1995. The Board of Directors of the company is authorized to issue the preferred stock from time to time in one or more series and to determine all relevant terms of each such series, including but not limited to the following (i) whether and upon what terms, the shares of such series would be redeemable; (ii) whether a sinking fund would be provided for the redemption of the shares of such series and, if so, the terms thereof;
and (iii) the preference, if any, to which shares of such series would be entitled in the event of voluntary or involuntary liquidation of the company.

Note Thirteen - Stock Options and Awards:  The 1987 Stock Incentive
Plan authorizes the granting of incentive and non-qualified stock options, restricted stock awards and stock appreciation rights to key management personnel. The purchase price of shares under option is the market price of the shares on the date of grant. Options expire 10 years from the date granted.

    Transactions in 1995 and 1994 are summarized below:

                                                  1995          1994
- ----------------------------------------------------------------------------

Options outstanding at January 1               2,021,449     1,981,005
Options granted                                  738,650       615,250
Options exercised                                (38,350)     (529,132)
Options canceled or expired                     (145,450)      (45,674)
                                              ------------------------------

Options outstanding at December 31             2,576,299     2,021,449
                                              ==============================

Options exercisable at December 31             1,577,174     1,238,049

Shares available for grant at December 31      1,268,755       900,156

Option prices per share:
   Outstanding at January 1                   6 3/8 - 13     6 3/8 - 9 3/4
   Granted                                    7 1/8 - 7 3/4  8 3/4 - 13
   Exercised                                  6 3/4 - 8 3/8  6 3/8 - 9 3/4
   Canceled or expired                        6 7/8 - 9 3/4  6 7/8 - 9 3/4
   Outstanding at December 31                 6 3/8 - 13     6 3/8 - 13

    The company had 9,339 and 189,108 restricted stock awards issued and outstanding as of December 31, 1995 and 1994, respectively.
The market value of the restricted shares is deferred in the additional paid-in capital account and is generally amortized over the years the restrictions lapse. The 1995 decrease was caused primarily by restrictions being lifted as a consequence of the change in control of the company.
Total compensation expense in 1995 and 1994, related to these awards, was not material.

Note Fourteen - Retirement Plans and Employee Benefits: Virtually all employees in the United States and Canada are eligible to participate in noncontributory profit-sharing retirement plans after completing one full year of service. The plans provide for a minimum annual contribution of 6 percent of employees' eligible compensation. Contributions above the minimum could be required based upon profits in excess of a specified return on net worth. Profit-sharing contributions were $8.8 million, $9.7 million and $9.7 million in 1995, 1994 and 1993, respectively. The 1994 and 1993 contributions were partially funded through the issuance of approximately 547,000 and 1,021,000 shares, respectively, of the company's common stock.
    Employees in Mexico are covered by government-mandated plans, the costs of which are accrued by the company.
    Benefits payable to employees when they leave the company other than by reason of retirement did not have a material effect on the financial statements of the company, nor is it expected to have a material effect on future results of operations.

Note Fifteen - Contingencies: The company is involved in various legal actions, environmental matters, patent claims, and other proceedings relating to a wide range of matters that are incidental to the conduct of its business. In addition, the company remains liable for certain retained obligations of a discontinued business, principally income and other taxes prior to the closing of the sale.
    In 1994, the company notified its 15 independent distributors of its intent to change to direct-to-retail distribution on a nationwide basis during 1995. In February 1995, one of the independent distributors filed suit challenging the company's right to discontinue the distributorship relationship and alleging that it had been damaged by certain of the company's practices. The lawsuit sought injunctive relief, actual damages of $8 million and punitive damages of $20 million. In October 1995 summary judgment dismissing the case on all counts was entered. The plaintiff has filed notice of appeal. Another suit arising in connection with this change in distribution was filed in April 1995 by another independent distributor. The lawsuit seeks approximately $13 million in damages under the Wisconsin Fair Dealership Law. In January 1996 the court denied the company's motion for summary judgment and granted the plaintiff's motion for summary judgment, finding the company is liable. A jury trial setting the amount of the plaintiff's damages, if any, is expected in April 1996.
    The company believes, after reviewing such matters and consulting with the company's counsel, that any liability that may ultimately be incurred with respect to all of the above matters is not expected to have a material effect on either the company's consolidated financial position or results of operations.



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Zenith Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Zenith Electronics Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related statements of consolidated operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenith Electronics Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                           /s/ Arthur Andersen LLP
                                           ------------------------
                                           Arthur Andersen LLP

Chicago, Illinois
February 21, 1996



                  UNAUDITED QUARTERLY FINANCIAL INFORMATION



In millions, except per share amounts

                               1995 Quarters Ended                      1994 Quarters Ended
                 --------------------------------------------------------------------------------
                 Dec. 31(1)  Sept. 30(2)  July 1(3)  April 1     Dec. 31  Oct. 1  July 2  April 2
                 --------------------------------------------------------------------------------

Net sales           $394.7     $332.5     $284.6      $262.1     $453.5   $419.4  $299.0  $297.1

Gross margin          21.3       29.4        8.0        13.6       32.0     37.1    28.9    20.8

Net income (loss)    (24.6)       1.8      (45.3)      (24.3)      (3.3)     9.4    (8.4)  (11.9)

Per share of common  stock (primary and fully diluted):

 Net income (loss)  $ (.45)    $  .04     $ (.97)     $ (.53)    $ (.07)  $  .21  $ (.20) $ (.32)

New York Stock Exchange market price per share:

 High                8 7/8       9 1/4      8 1/2      12 1/8    14 1/8   12 1/8  10 1/2  13 1/2
 Low                 6 5/8       7 1/4      6 7/8       7 1/2    10 5/8    8 5/8   8 1/4   7
 End of quarter      6 7/8       8 5/8      7 3/8       7 3/4    11 5/8   11 3/8   8 5/8   9 3/4

 (1)  Includes $3.6 million of Restructuring and other charges.
 (2)  Includes $7.5 million of Income tax credits.
 (3)  Includes $18.0 million of Restructuring and other charges.


                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULE



To the Stockholders of Zenith Electronics Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Zenith
Electronics Corporation's annual report to stockholders included in this Form 10-K, and have issued our report thereon dated February 21, 1996.
Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in
Item 14 (a) 2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                            /s/ Arthur Andersen LLP
                                            -------------------------
                                            Arthur Andersen LLP

Chicago, Illinois
February 21, 1996



                           FINANCIAL STATEMENT SCHEDULE


                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

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

   Year Ended December 31, 1995   $  3.1       $   .8      $    -         $   .3 (1)     $  3.6
                                  ===================================================================

   Year Ended December 31, 1994   $  2.5       $  1.4      $    -         $   .8 (1)     $  3.1
                                  ===================================================================

   Year Ended December 31, 1993   $  2.7       $  1.8      $    -         $  2.0 (1)     $  2.5
                                  ===================================================================


Valuation allowance for deferred tax assets:

   Year Ended December 31, 1995   $183.9       $  4.4      $   -          $   -          $188.3
                                  ===================================================================

   Year Ended December 31, 1994   $179.2       $  4.7      $   -          $   -          $183.9
                                  ===================================================================

   Year Ended December 31, 1993   $134.5       $ 44.7      $   -          $   -          $179.2
                                  ===================================================================

(1)  Uncollectible accounts written off, net of recoveries.

