Form 10-Q
period 1996-03-30
ZENITH ELECTRONICS CORP
filed 1996-05-14
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

              For the quarterly period ended March 30, 1996

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



                                (847) 391-7000
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

  As of May 9, 1996, there were 64,225,913 shares of Common Stock, par value $1 per share, outstanding.

                        ZENITH ELECTRONICS CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                       Page
                                                                      Number
                                                                     --------

Part I.     Financial Information:

  Item 1.     Financial Statements

              Condensed Consolidated Statements of Operations --
              Three months ended March 30, 1996 and April 1, 1995          3

              Condensed Consolidated Balance Sheets --
              March 30, 1996, December 31, 1995 and April 1, 1995          4

              Condensed Consolidated Statements of Cash Flows --
              Three months ended March 30, 1996 and April 1, 1995          5

              Notes to Condensed Consolidated Financial Statements         6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Analysis of Operations                                       8

              Liquidity and Capital Resources                              8


Part II.    Other Information:

  Item 1.     Legal Proceedings                                           10

  Item 6.     Exhibits and Reports on Form 8-K                            10


Signatures                                                                12

Index to Exhibits                                                         13

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



                                   Three Months Ended
                                 ----------------------
                                  March 30,    April 1,
                                    1996        1995
                                 ----------  ----------

Net sales                        $   237.4   $   262.1
                                 ----------  ----------
Costs, expenses and other:
  Cost of products sold              229.3       246.2
  Selling, general and
   administrative                     34.8        29.0
  Engineering and research            11.2        11.8
  Other operating expense
   (income), net (Note 2)             (4.1)       (4.5)
                                 ----------  ----------

Operating income (loss)              (33.8)      (20.4)
Gain on asset sales, net               0.3          -
Interest expense                      (3.3)       (4.1)
Interest income                        1.5         0.2
                                 ----------  ----------

Income (loss) before income taxes    (35.3)      (24.3)
Income taxes                            -           -
                                 ----------  ---------

Net Income (loss)                $   (35.3)  $   (24.3)
                                 ==========  ==========

Net income (loss) per share of
 common stock (Note 3)           $   (0.56)  $   (0.53)
                                 ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                        March 30,   December 31,   April 1,
                                          1996         1995         1995
                                        --------   ------------   --------
ASSETS
- ------
Current assets:
  Cash                                  $   79.6    $   93.2      $    -
  Receivables, net of allowance for
   doubtful accounts of $3.4, $3.6
   and $2.4, respectively                  151.1       201.3         179.4
  Inventories (Note 4)                     217.7       192.2         298.7
  Other                                      9.1         7.8           8.5
                                        --------   ------------   --------
    Total current assets                   457.5       494.5         486.6

Property, plant and equipment, net         183.6       184.7         178.9
Other                                        7.7        11.1          14.6
                                        --------   ------------   --------
     Total assets                       $  648.8    $  690.3      $  680.1
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Short-term debt (Note 5)              $     -     $    -        $   60.2
  Current portion of long-term
   debt (Note 5)                            15.2         9.0            -
  Accounts payable                          70.1        71.8         103.6
  Income taxes payable                       1.2         1.2           0.9
  Accrued expenses                         124.6       132.4         120.6
                                        --------   ------------   --------
    Total current liabilities              211.1       214.4         285.3

Long-term debt (Note 5)                    160.6       168.8         182.0

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock (Note 6)                     64.3        63.5          46.8
  Additional paid-in capital               444.5       440.0         293.1
  Retained earnings (deficit)             (230.0)     (194.7)       (126.6)
  Treasury stock                            (1.7)       (1.7)         (0.5)
                                        --------   ------------   --------
    Total stockholders' equity             277.1       307.1         212.8
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  648.8    $  690.3      $  680.1
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

                                                   Increase (Decrease) in Cash
                                                         Three Months Ended
                                                   ---------------------------
                                                     March 30,      April 1,
                                                       1996            1995
                                                    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $ (35.3)       $ (24.3)
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
    Depreciation                                         8.5            7.8
    Employee retirement plan contribution
      made in stock                                      5.3             -
    Gain on asset sales, net                            (0.3)            -
    Changes in assets and liabilities:
      Current accounts                                  13.3          (42.8)
      Other assets                                       0.4             -
                                                    -----------    -----------
  Net cash used by operating activities                 (8.1)         (59.3)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                     (7.8)         (18.6)
  Proceeds from asset sales                              4.3             -
                                                    -----------    -----------
  Net cash used by investing activities                 (3.5)         (18.6)
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                              -            60.2
  Proceeds from issuance of common stock, net             -             8.8
  Principal payments on long-term debt                  (2.0)            -
                                                    -----------    -----------
  Net cash provided (used) by financing activities      (2.0)          69.0
                                                    -----------    -----------

Decrease in cash                                       (13.6)          (8.9)
Cash at beginning of period                             93.2            8.9
                                                    -----------    -----------
Cash at end of period                               $   79.6       $     -
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $  49.7       $   27.5
  Income taxes, net                                       -            (0.3)
  Inventories                                          (25.5)         (53.5)
  Other assets                                          (1.4)           1.4
  Accounts payable and accrued expenses                 (9.5)         (17.9)
                                                    -----------    -----------
    Net change in current accounts                   $  13.3      $   (42.8)
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                         $   0.9       $    0.9
    Income taxes                                         0.1             -




See accompanying Notes to Condensed Consolidated Financial Statements.

                         Zenith Electronics Corporation
         Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1 - Basis of presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The accuracy of the amounts in the financial statements is in some respects dependent upon facts that will exist, and procedures that will be performed by the company, later in the year. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the company's Form 10-K for the year ended December 31, 1995.

Note 2 - Other operating expense (income)
Royalty income accrued in relation to tuning system patents was $4.6 million and $3.9 million for the three months ended March 30, 1996 and April 1, 1995, respectively. These amounts are included in Other Operating Expense (Income).

Note 3 - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 63.6 million and 46.0 million for the three months ended March 30, 1996 and April 1, 1995, respectively.

Note 4 - Inventories
Inventories consisted of the following (in millions):


                                      March 30,    December 31,      April 1,
                                        1996          1995             1995
                                     ----------    ------------    ----------
Raw materials and work-in-process     $ 146.5        $ 128.7         $ 183.4
Finished goods                           81.6           73.9           124.1
                                     ----------    ------------    ----------
                                        228.1          202.6           307.5
Excess of FIFO cost over LIFO cost      (10.4)         (10.4)           (8.8)
                                     ----------    ------------    ----------
    Total                             $ 217.7        $ 192.2         $ 298.7
                                     ==========    ============    ==========


As of March 30, 1996, December 31, 1995 and April 1, 1995, $48.4 million, $27.8 million and $46.0 million, respectively, of inventories were valued using the LIFO method.
  An actual determination of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Since these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory determination.

Note 5 - Short-term debt and credit arrangements; Long-term debt
The company's Credit Agreement and Term Loan Agreement (the "Agreements") contain restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. As of March 30, 1996, the ratio of liabilities to net worth was required to be not greater than 4.00 to 1.0 and was actually 1.34 to 1.0, and net worth was required to be equal to or greater than $245.0 million and was actually $277.1 million. At the end of each fiscal quarter through April 4, 1998, the liabilities to net worth ratio is required to be maintained at 4.00 to 1.0, and minimum net worth is required to be $245.0 million. The Agreements restrict the amount of capital expenditures by the company in each fiscal year. For the fiscal years 1996, 1997 and each fiscal year thereafter, the company is permitted to make capital expenditures (as defined in the Credit Agreement and Term Loan Agreement) of up to $142.0 million, $87.0 million and $60.0 million, respectively. As the company plans to undertake capital investment projects that would exceed the permitted expenditures, the company is in the process of negotiating amendments to these Agreements. There can be no assurance that the lenders under the Agreements will approve such amendments.
  In addition, there are restrictions regarding investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. The Agreements prohibit dividend payments on the company's common stock, restricts dividend payments on any of its preferred stock, if issued, and prohibits the redemption or repurchase of stock.

Note 6 - Stockholders' equity
During the first-quarter of 1996 the company issued 782,382 shares of common stock to its profit-sharing retirement plans to fulfill the 1995 retirement plan obligation to eligible salaried and non-hourly U.S. employees.

Note 7 - Reclassifications
Certain prior-year amounts have been reclassified to conform with the presentation currently used.

Note 8 - Related party
On November 8, 1995, LG Electronics, Inc. ("LGE") purchased 18,619,000 shares of common stock of the company pursuant to LGE's tender offer at $10.00 per share, and purchased 16,500,000 newly issued shares of common stock from the company at $10.00 per share. After giving effect to such transactions, LGE beneficially owns 36,569,000 shares of common stock, which represents approximately 56.9 percent of the outstanding common stock as of March 30, 1996.
  The following represent the most significant transactions between the company and LGE during the three months ended March 30, 1996, all of which, in the opinion of management, were made at an arms-length basis:
  Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $4.6 million of these items during the first quarter of 1996. Sales of products purchased from LGE and its affiliates contributed $15.8 million to sales.
  Product and other sales: The company sells CRT tubes and yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales in the first quarter of 1996 by the company to LGE and its affiliates were $3.8 million.
  As of March 30, 1996, receivables included $5.5 million from LGE and its affiliates and accounts payable included $4.7 million to LGE and its affiliates.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The company reported a net loss for the first quarter of 1996 of $35.3 million, or 56 cents per share, compared with a first-quarter 1995 net loss of $24.3 million, or 53 cents per share.
  The loss reflects soft direct-view color television industry conditions in the quarter, which contributed to lower revenues and selling prices. Total sales in the quarter decreased by $24.7 million to $237.4 million in 1996 from $262.1 million in 1995.
  Industry direct-view color TV unit sales to dealers declined by more than 9 percent from the first quarter of 1995, but the Zenith brand increased its domestic color TV market share in the quarter. Sales of color TV picture tubes to other manufacturers declined significantly due to lower demand.
  The company's consumer electronics selling prices were about $11 million lower in the first quarter of 1996 than in the same period last year. Cost reductions in the 1996 quarter more than offset the effect of inflationary cost increases.
  Sales of Network Systems products -- set-top boxes and data modems sold primarily to the cable TV industry -- increased from the first quarter of 1995, reflecting higher shipments to international markets.
  Selling, general and administrative expenses were $34.8 million in the first quarter of 1996, compared with $29.0 million in the previous year. The 20 percent increase was due in part to increased advertising expense and higher outside professional fees.
  Results for the first quarter include $4.6 million of accrued royalty revenues from tuning system licenses. These revenues were $3.9 million in the first quarter of 1995.
  Domestic industry color television selling prices in the first quarter of 1996 were substantially lower than a year ago and the industry pricing environment is not expected to improve during the rest of the year. The company selectively reduced color TV prices in February 1996 in response to competitors' pricing actions in order to maintain market share. Although the company continues to seek more than $75 million in additional cost reduction opportunities for 1996, the decline in color TV pricing and inflationary cost pressures are expected to have a negative impact on the company's financial results for 1996.
  The company has recently announced a series of product initiatives based on its cable modem and set-top box technologies that contemplate (i) the licensing of certain technology from DiviCom Inc., for use in development of digital set-top terminals offering advanced 8-bit graphics and CD-quality audio capability for wired and wireless video networks; and (ii) the offering of a cable modem system in cooperation with U.S. Robotics, Inc. that would allow cable operators with one-way cable systems to provide their subscribers with Internet access without needing to upgrade their systems to two-way cable technology. The company also announced an integrated end-to-end solution for two-way cable operators to provide ultra-high speed data delivery, based on Zenith cable modems, Microsoft Corporation's Windows NT Public Networks server software and Cisco Systems internetworking technology. In addition, the company announced an agreement to collaborate with a privately held software company, Diba Inc., on interactive television technology that would allow TV viewers to access the Internet on their television screens.
  The company has not yet recognized any revenues from these recently announced product initiatives and does not anticipate significant revenues from these initiatives in 1996. Whether the company will achieve significant revenues or profits from these product initiatives in the near term or ever will depend largely on market acceptance of the products and the existence of competitive products. The company expects from time to time in the future to announce other product initiatives. The ultimate contribution of any such initiatives to the financial performance of the company will similarly depend on such factors.

Liquidity and Capital Resources

Cash decreased $13.6 million during the three months ended March 30, 1996.
The decrease consisted of $8.1 million of cash used by operating activities, $3.5 million of cash used to purchase fixed assets, net of proceeds from asset sales and $2.0 million of cash used to pay maturities of the Term Loan Agreement.
  During the three months ended March 30, 1996, the $8.1 million of cash used by operating activities principally funded a $26.8 million net loss as adjusted for depreciation. This was offset by a $13.3 million change in current accounts. In addition, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill the 1995 obligation to salaried employees and some hourly employees. This issuance increased stockholders' equity by $5.3 million.
  During the three months ended March 30, 1996, investing activities used $3.5 million of cash which consisted of capital additions of $7.8 million offset by $4.3 million of proceeds from asset sales. For the same period of 1995, capital additions were $18.6 million.
  As of March 30, 1996, the company had $79.6 million of cash and had interest-bearing obligations that consisted of $160.6 million of long-term debt, the current portion ($9.5 million) of the Term Loan Agreement, the current portion ($5.8 million) of the Debentures due 2011 and $4.7 million of extended-term payables with LG Electronics, Inc. The company's long-term debt is composed of $109.3 million of 6-1/4% Convertible Subordinated Debentures due 2011 that require annual sinking fund payments of $5.8 million beginning in 1997, $24.3 million aggregate principal amount of 8.5% Senior Subordinated Convertible Debentures due 2000 and 2001, and the long-term portion of the Term Loan Agreement ($27.0 million). The Term Loan Agreement requires scheduled quarterly principal payments over the life of the loan with a balloon payment of $17 million due on the termination date of the loan, June 30, 1998.
  The company's Credit Agreement and Term Loan Agreement contain identical financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. In addition, the Credit Agreement and the Term Loan Agreement restrict the amount of capital expenditures by the company in each fiscal year. (See Note 5 to Condensed Consolidated Financial Statements for further discussion on the financial covenants.)
  Capital additions for the full year 1996 are expected to be about $160 million as the company is planning significant capital investment projects primarily in the color picture tube area, which include the expansion of production capacity for color TV picture tubes, new automated production processes and the addition of new production lines for computer display tubes and color picture tubes for large-screen direct-view color TV sets. To support its planned significant capital investment projects during 1996 and 1997, the company is exploring options for additional financing. Because these planned capital investment projects would exceed the permitted expenditures allowed under the Credit Agreement and Term Loan Agreement, the company is in the process of negotiating amendments to these agreements. There can be no assurance that the company will be able to find the additional financing required to support these projects nor can there be any assurance that the lenders under the Credit Agreement and Term Loan Agreement will approve amendments.
  There can be no assurances that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events. However, the company believes that its Credit Agreement, together with extended-term payables expected to be available from LG Electronics, Inc. and the company's efforts to obtain other financing sources, will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1996.


                       PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to "Item 3. Legal Proceedings" in the company's Annual
Report on Form 10-K for the year ended December 31, 1995, concerning a lawsuit filed in connection with the company's change to direct-to-retail distribution seeking approximately $13 million in damages under the Wisconsin Fair Dealership Law ("WFDL"). In May 1996, a Federal jury in Madison, Wisconsin, awarded the plaintiff $2.4 million in damages. The company has filed post-trial motions asking the court to exclude certain portions of the award. The company expects to appeal the court's decision finding the company liable under the WFDL.
  During the three months ended March 30, 1996, no other reportable events or material developments occurred with respect to the legal proceedings described under "Item 3. Legal Proceedings" in the company's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 6.  Exhibits and Reports on Form 8-K

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

(4o) First Amended and Restated Term Loan Agreement, dated as of
November 6, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named (incorporated by reference to Exhibit 4i of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

(27) Financial Data Schedule for the three months ended March 30, 1996

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended March 30, 1996.


                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date:	May 14, 1996


By: /s/ Richard C. Lueck
   -----------------------

 Richard C. Lueck
 Vice President - Controller
 (Chief Accounting Officer)



                            INDEX TO EXHIBITS

Exhibits:

 (27)  Financial Data Schedule for the three months ended March 30, 1996