Form 10-Q
period 1996-06-29
ZENITH ELECTRONICS CORP
filed 1996-08-13
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                    For the quarterly period ended June 29, 1996

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

  As of July 31, 1996, there were 65,820,542 shares of Common Stock, par value $1 per share, outstanding.

                        ZENITH ELECTRONICS CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                       Page
                                                                      Number
                                                                     --------

Part I.     Financial Information:

  Item 1.     Financial Statements

              Condensed Consolidated Statements of Operations --
              Three and Six months ended June 29, 1996 and July 1, 1995  3

              Condensed Consolidated Balance Sheets --
              June 29, 1996, December 31, 1995 and July 1, 1995          4

              Condensed Consolidated Statements of Cash Flows --
              Six months ended June 29, 1996 and July 1, 1995            5

              Notes to Condensed Consolidated Financial Statements       6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Results of Operations                                      8

              Liquidity and Capital Resources                            9


Part II.    Other Information:

  Item 1.     Legal Proceedings                                         10

  Item 4.     Submission of Matters to a Vote of Securities Holders     10

  Item 6.     Exhibits and Reports on Form 8-K                          10


Signatures                                                              12

Index to Exhibits                                                       13

                            PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

                           ZENITH ELECTRONICS CORPORATION
                           ------------------------------
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             -----------------------------------------------------------
                        In Millions, Except Per Share Amounts



                                   Three Months Ended       Six Months Ended
                                 ----------------------  ----------------------
                                  June 29,    July 1,     June 29,    July 1,
                                    1996        1995        1996        1995
                                 ----------  ----------  ----------  ----------

Net sales                        $   282.1   $   284.6   $   519.5   $   546.7
                                 ----------  ----------  ----------  ----------
Costs, expenses and other:
  Cost of products sold              269.7       274.6       499.0       520.8
  Selling, general and
   administrative                     37.0        26.7        71.8        55.7
  Engineering and research            11.7        11.6        22.9        23.4
  Other operating expense
   (income), net (Note 3)             (5.8)       (5.9)       (9.9)      (10.4)
  Restructuring and other
   charges                             -          18.0         -          18.0
                                 ----------  ----------  ----------  ----------

Operating income (loss)              (30.5)      (40.4)      (64.3)      (60.8)
Gain on asset sales, net               -           -           0.3         -
Interest expense                      (3.6)       (5.3)       (6.9)       (9.4)
Interest income                        0.9         0.2         2.4         0.4
                                 ----------  ----------  ----------  ----------

Income (loss) before income taxes    (33.2)      (45.5)      (68.5)      (69.8)
Income taxes (credit)                  -          (0.2)        -          (0.2)
                                 ----------  ----------  ----------  ----------

Net Income (loss)                $   (33.2)  $   (45.3)  $   (68.5)  $   (69.6)
                                 ==========  ==========  ==========  ==========

Net income (loss) per common
share (Note 4)                   $   (0.51)  $   (0.97)  $   (1.06)  $   (1.50)
                                 ==========  ==========  ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                        June 29,   December 31,    July 1,
                                          1996         1995         1995
                                        --------   ------------   --------
ASSETS
- ------
Current assets:
  Cash                                  $   22.9    $   93.2      $    -
  Receivables, net of allowance for
   doubtful accounts of $3.3, $3.6
   and $3.2, respectively                  190.8       201.3         165.0
  Inventories (Note 5)                     247.2       192.2         284.8
  Other                                      9.4         7.8           8.4
                                        --------   ------------   --------
    Total current assets                   470.3       494.5         458.2

Property, plant and equipment, net         185.7       184.7         181.8
Other                                        7.5        11.1          15.5
                                        --------   ------------   --------
     Total assets                       $  663.5    $  690.3      $  655.5
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Short-term debt (Note 6)              $    -      $    -        $   43.9
  Current portion of long-term
   debt (Note 6)                            16.0         9.0           6.5
  Accounts payable                         107.8        71.8          90.6
  Income taxes payable                       0.5         1.2           0.5
  Accrued expenses                         123.8       132.4         130.1
                                        --------   ------------   --------
    Total current liabilities              248.1       214.4         271.6

Long-term debt (Note 6)                    158.1       168.8         215.5

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock (Note 7)                     65.9        63.5          47.0
  Additional paid-in capital               456.3       440.0         295.0
  Retained earnings (deficit)             (263.2)     (194.7)       (171.9)
  Treasury stock                            (1.7)       (1.7)         (1.7)
                                        --------   ------------   --------
    Total stockholders' equity             257.3       307.1         168.4
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  663.5    $  690.3      $  655.5
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

                                                   Increase (Decrease) in Cash
                                                          Six Months Ended
                                                   ---------------------------
                                                      June 29,        July 1,
                                                        1996           1995
                                                    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $ (68.5)       $ (69.6)
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
    Depreciation                                        16.8           16.5
    Other                                                 -            (0.4)
    Employee retirement plan contribution
     made in stock                                       5.3             -
    Gain on asset sales, net                            (0.3)            -
    Changes in assets and liabilities:
      Current accounts                                 (20.0)         (18.3)
      Other assets                                       0.6           (0.9)
                                                    -----------    -----------
  Net cash used by operating activities                (66.1)         (72.7)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                    (18.2)         (30.2)
  Proceeds from asset sales                              4.3             -
                                                    -----------    -----------
  Net cash used by investing activities                (13.9)         (30.2)
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                              -            43.9
  Proceeds from issuance of long-term debt                -            40.0
  Proceeds from issuance of common stock, net           13.4           10.1
  Principal payments on long-term debt                  (3.7)            -
                                                    -----------    -----------
  Net cash provided by financing activities              9.7           94.0
                                                    -----------    -----------

Decrease in cash                                       (70.3)          (8.9)
Cash at beginning of period                             93.2            8.9
                                                    -----------    -----------
Cash at end of period                               $   22.9        $    -
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $  10.0       $  40.7
  Income taxes, net                                     (0.7)          0.5
  Inventories                                          (55.0)        (39.6)
  Other assets                                          (1.7)          1.5
  Accounts payable and accrued expenses                 27.4         (21.4)
                                                    -----------    -----------
    Net change in current accounts                   $ (20.0)      $ (18.3)
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $   6.4       $    8.8
    Income taxes                                         0.6           (1.0)




See accompanying Notes to Condensed Consolidated Financial Statements.

                    Zenith Electronics Corporation
                    -------------------------------
     Notes to Condensed Consolidated Financial Statements (Unaudited)
    ------------------------------------------------------------------

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

Note 2 - Subsequent event
On July 24, 1996, Albin F. Moschner resigned as president, chief executive officer and director of the company.  Peter S. Willmott, 59, former president and chief operating officer of Federal Express Corp. (now known as Fed Ex), as well as a member of the company's board for the past six years, was named interim president and chief executive officer.  A search led by Mr. Willmott and the board is being undertaken for Mr. Moschner's successor.
	The company anticipates that the financial results for the third quarter of
1996 will reflect a severance expense related to Mr. Moschner's resignation of approximately $5 million.

Note 3 - Other operating expense (income)
Royalty income accrued in relation to tuning system patents was $5.0 million and $9.6 million for the three and six months ended June 29, 1996, respectively, and $5.3 million and $9.2 million for the three and six months ended July 1, 1995, respectively. These amounts are included in Other Operating Expense (Income).

Note 4 - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 65.0 million and 64.3 million for the three and six months ended June 29, 1996, respectively, and 46.9 million and 46.4 million for the three and six months ended July 1, 1995, respectively.

Note 5 - Inventories
Inventories consisted of the following (in millions):

                                      June 29,    December 31,     July 1,
                                        1996          1995          1995
                                     ----------   ------------   ----------
Raw materials and work-in-process     $  165.3     $  128.7       $  185.8
Finished goods                            92.3         73.9          107.8
                                     ----------   ------------   ----------
                                         257.6        202.6          293.6
Excess of FIFO cost over LIFO cost       (10.4)       (10.4)          (8.8)
                                     ----------   ------------   ----------
     Total                            $  247.2     $  192.2       $  284.8
                                     ==========   ============   ==========

As of June 29, 1996, December 31, 1995 and July 1, 1995, $51.6 million, $27.8 million and $49.9 million, respectively, of inventories were valued using the
LIFO method.
	An actual determination of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs.  Since these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory determination.

Note 6 - Short-term debt and credit arrangements; Long-term debt
On May 21, 1996, the company entered into an amendment (the "First
Amendment") to its $110 million Second Amended and Restated Credit Agreement and its $40 million First Amended and Restated Term Loan Agreement, both dated November 6, 1995 (the "Loan Agreements"), among the company, General Electric Capital Corporation, as agent for itself and the other lenders named therein. The First Amendment (i) revised the maximum capital expenditure levels, increasing the amount for 1996 from $142.0 million to $180.0 million and (ii) revised the minimum net worth levels, reducing the amounts from $245.0 million to $215.0 million as of June 29, 1996, and from $245.0 million to $211.0 million for every quarter thereafter.
	The Loan Agreements contain restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. As of June 29, 1996, the ratio of liabilities to net worth was required to be not greater than 4.00 to 1.0 and was actually 1.58 to 1.0, and net worth was required to be equal to or greater than $215.0 million and was actually $257.3 million. At the end of each fiscal quarter through April 4, 1998, the liabilities to net worth ratio is required to be maintained at 4.00 to 1.0, and minimum net worth is required to be $211.0 million. The Agreements restrict the amount of capital expenditures by the company in each fiscal year. For the fiscal years 1996, 1997 and each fiscal year thereafter, the company is permitted to make capital expenditures (as defined in the Credit Agreement and Term Loan Agreement) of up to $180.0 million, $87.0 million and $60.0 million, respectively.
	In addition, there are restrictions regarding investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. The Agreements prohibit dividend payments on the company's common stock, restricts dividend payments on any of its preferred stock, if issued, and prohibits the redemption or repurchase of stock.

Note 7 - Stockholders' equity
During the first-quarter of 1996 the company issued 782,382 shares of common stock to its profit-sharing retirement plans to fulfill the 1995 retirement plan obligation to eligible salaried and hourly U.S. employees.
Stockholders' equity increased by $5.3 million as a result of this transaction.
	During the second quarter of 1996 the company sold 1.6 million shares of common stock to employees of the company via the exercise of previously issued stock options. Stockholders' equity increased by $13.4 million as a result of these sales of common stock.

Note 8 - Reclassifications
Certain prior-year amounts have been reclassified to conform with the presentation currently used.

Note 9 - Related party
On November 8, 1995, LG Electronics, Inc. ("LGE") and its majority owned subsidiary LG Semicon Co. LTD., purchased 18,619,000 shares of common stock of the company pursuant to LGE's tender offer at $10.00 per share, and purchased 16,500,000 newly issued shares of common stock from the company at $10.00 per share.  After giving effect to such transactions,
LGE beneficially owns 36,569,000 shares of common stock, which represents approximately 56 percent of the outstanding common stock as of June 29, 1996.
	The following represent the most significant transactions between the company and LGE during the three and six months ended June 29, 1996, all of which, in the opinion of management, were made at an arms-length basis:
	Product purchases: In the ordinary course of business, the company purchases
VCRs, TV-VCR combinations and components from LGE and its affiliates.
The company purchased $22.4 million and $27.0 million of these items during the three and six months ended June 29, 1996, respectively.  Sales of products purchased from LGE and its affiliates contributed $27.6 million and
$43.4 million to sales for the three and six months ended June 29, 1996, respectively.
	Product and other sales: The company sells CRT tubes and yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers.  Sales by the company to
LGE and its affiliates were $5.5 million and $9.3 million during the three and six months ended June 29, 1996, respectively.
	As of June 29, 1996, receivables included $3.0 million from LGE and its affiliates and accounts payable included $25.1 million to LGE and its affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The company reported a second-quarter 1996 net loss of $33.2 million, or 51 cents per share, compared with a net loss of $45.3 million, or 97 cents per share, in the 1995 quarter.  Second-quarter 1995 results included $18.0 million, or 39 cents per share, of restructuring and other charges.
	Total second-quarter sales were $282.1 million in 1996 and $284.6 million in
1995.
	The 1996 quarterly loss reflected continuing soft color television industry conditions, lower prices and higher co-op advertising expenses (resulting from distribution changes), as well as $5 million of one-time items, primarily consulting fees.  Major cost reductions from re-engineering programs, reduced material costs and improved efficiencies helped offset some of the negative factors in the quarter.
	In consumer electronics, the company's sales increased in the quarter, although selling prices declined by $14 million compared with the 1995 quarter.
	Domestic industry direct-view color TV sales to dealers, which were weaker in the quarter than in 1995, rebounded in June to a record pace.  Industry sales to dealers of giant-screen projection television sets were up again in the quarter. The company's domestic color TV market share increased during the quarter in both key categories.
	The company's color TV unit sales in international markets were higher compared with the 1995 quarter, as were sales of commercial TV products for the lodging, educational and health care markets.  Sales of color picture tubes to other manufacturers declined in the quarter.
	Sales of Network Systems products -- primarily set-top boxes sold mostly to the cable television industry -- declined in the quarter as industry demand for analog set-top boxes softened.  However, the company and industry sales of cable modems, while still relatively small, rose in the quarter.
	Selling, general and administrative expenses were $37.0 million in the second quarter of 1996, compared with $26.7 million in the previous year.  The 39 percent increase was due mainly to the increased co-op advertising expenses
(due to changes in distribution) and the one-time charges relating to outside consulting fees.
	Results for the second quarter include $5.0 million of accrued royalty revenues from tuning system licenses.  These revenues were $5.3 million in the second quarter of 1995.
	For the first six months of 1996 the company reported a net loss of $68.5 million, or $1.06 per share, compared with a net loss of $69.6 million (which included $18.0 million of restructuring and other charges), or $1.50 per share for the first six months of 1995.  First-half sales were $519.5 million in 1996 compared with $546.7 million in 1995.  Domestic industry color television selling prices in the first half of 1996 were substantially lower than a year ago and the industry pricing environment is not expected to improve during the rest of the year.  The company selectively reduced color TV prices in February
1996 in response to competitors' pricing actions in order to maintain market share.  Although the company continues to seek more than $75 million in additional cost reduction opportunities for 1996, the decline in color TV pricing and inflationary cost pressures are expected to have a negative impact on the company's financial results for 1996.
	During the second-quarter of 1996 the company announced a series of product initiatives based on its cable modem and set-top box technologies that contemplate (i) the licensing of certain technology from DiviCom Inc., for use in development of digital set-top terminals offering advanced 8-bit graphics and CD-quality audio capability for wired and wireless video networks;
(ii) the offering of a cable modem system in cooperation with U.S. Robotics,
Inc. that would allow cable operators with one-way cable systems to provide their subscribers with Internet access without needing to upgrade their systems to two-way cable technology; and (iii) the use of an integrated end-to-end solution for two-way cable operators to provide ultra-high speed data delivery, based on Zenith cable modems, Microsoft Corporation's Windows
NT Public Networks server software and Cisco Systems internetworking technology.  In addition, the company announced an agreement to collaborate with a privately held software company, Diba Inc., on interactive television technology that will allow TV viewers to access the Internet on their television screens.  The first Zenith "NetVision" Web-browsing TVs are planned for fall 1996 shipment.
	The company has not yet recognized any revenues from these recently announced product initiatives and does not anticipate significant revenues from these initiatives in 1996.  Whether the company will achieve significant revenues or profits from these product initiatives in the near term or ever will depend largely on market acceptance of the products and the existence of competitive products.  The company expects from time to time in the future to announce other product initiatives.  The ultimate contribution of any such initiatives to the financial performance of the company will similarly depend on such factors.

Liquidity and Capital Resources

Cash decreased $70.3 million during the six months ended June 29, 1996.  The decrease consisted of $66.1 million of cash used by operating activities and
$13.9 million of cash used to purchase fixed assets, net of proceeds from asset sales, offset by $9.7 million of cash provided from financing activities which consisted of $13.4 million of proceeds from the issuance of common stock less $3.7 million of cash used to pay maturities of the Term Loan
Agreement.
	During the six months ended June 29, 1996, the $66.1 million of cash used by operating activities principally funded a $51.7 million net loss as adjusted for depreciation and a $20.0 million change in current accounts.  The change in current accounts was composed primarily of a $55.0 million increase in inventories (mainly to support higher projected shipment schedules in the second half of the year) partially offset by a $27.4 million increase in accounts payable and accrued expenses and a $10.0 million decrease in receivables.  In addition, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill the 1995 obligation to salaried employees and some hourly employees.  This issuance increased stockholders' equity by $5.3 million.
	During the six months ended June 29, 1996, investing activities used $13.9 million of cash which consisted of capital additions of $18.2 million offset by $4.3 million of proceeds from asset sales.  For the same period of 1995, capital additions were $30.2 million.
	As of June 29, 1996, the company had $22.9 million of cash and had interest-
bearing obligations that consisted of $158.1 million of long-term debt, the current portion ($10.2 million) of the Term Loan Agreement, the current portion ($5.8 million) of the Debentures due 2011 and $25.0 million of extended-term payables with LG Electronics, Inc.  The company's long-term debt is composed of $109.3 million of 6-1/4% Convertible Subordinated
Debentures due 2011 that require annual sinking fund payments of $5.8 million beginning in 1997, $24.3 million aggregate principal amount of 8.5%
Senior Subordinated Convertible Debentures due 2000 and 2001, and the
long-term portion of the Term Loan Agreement ($24.5 million). The Term Loan
Agreement requires scheduled quarterly principal payments over the life of the loan with a balloon payment of $17 million due on the termination date of the loan, June 30, 1998.
	The company's Credit Agreement and Term Loan Agreement contain identical financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount.  In addition, the Credit Agreement and the Term Loan Agreement restrict the amount of capital expenditures by the company in each fiscal year.  (See Note 6 to the Condensed Consolidated Financial Statements for
further discussion on the financial covenants.)
	Capital additions for the full year 1996 are expected to be about $135 million as the company is planning significant capital investment projects primarily in the color picture tube area, which include new automated production processes and the addition of new production lines for computer display tubes along with a new facility for production of color picture tubes for large-screen direct-view color TV sets.  To support its planned significant capital investment projects during 1996 and 1997, the company is exploring options for additional financing.  There can be no assurance that the company will be able to find the additional financing required to support these projects.
	There can be no assurances that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events.  However, the company believes that its Credit Agreement, together with extended-term payables expected to be available from LG
Electronics, Inc. and the company's efforts to obtain other financing sources, will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1996.
	As indicated in Note 2 to the Condensed Consolidated Financial Statements,
the company anticipates that the financial results for the third quarter of
1996 will reflect a severance expense related to Albin F. Moschner's resignation as president, chief executive officer and director of the company on July 24, 1996, of approximately $5 million.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	During the three months ended June 29, 1996, no reportable events or material developments occurred regarding the legal proceedings of the company that would need to be reported.

Item 4.  Submission of Matters to a Vote of Security Holders

 (a)	The Annual Meeting of Stockholders was held on April 24, 1996.

 (c)	At the meeting, the following matters were voted on by security holders:

	1.	Ten Directors were elected and received the following votes:

                                                           Broker
                               For          Withheld      Non-Votes
                           ------------   ------------   ------------
    T. Kimball Brooker      57,850,609       573,831          0
    Ki-song Cho             57,841,640       582,800          0
    Eugene B. Connolly      57,866,522       557,918          0
    Robert A. Helman        57,762,933       661,507          0
    Cha Hong (John) Koo     57,843,208       581,232          0
    Hun Jo Lee              57,839,118       585,322          0
    Andrew McNally IV       57,850,968       573,472          0
    Albin F. Moschner       57,813,967       610,473          0
    Yong Nam                57,843,358       581,082          0
    Peter S. Willmott       57,860,555       563,885          0

	2.	Arthur Andersen LLP was approved as independent public accountants to examine the consolidated financial statements of the company for the year
1996 and to perform other accounting services with 57,928,240 shares voted for, 293,715 shares voted against and 202,485 shares abstaining.
There were no broker non-votes.

	3.	A stockholder proposal requesting the Board of Directors to take the steps necessary to provide for cumulative voting in the election of directors was defeated with 3,225,145 shares voted for, 45,127,315 shares voted against,
416,200 shares abstaining and 9,655,780 broker non-votes.

	4.	A stockholder proposal requesting the Board of Directors to provide a comprehensive report describing the company's maquiladora operations as well as a forecast of operations under the North American Free Trade
Agreement was defeated with 2,198,434 shares voted for, 45,620,701 shares voted against, 949,525 shares abstaining and 9,655,780 broker non-votes.

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

(4o)	First Amended and Restated Term Loan Agreement, dated as of
November 6, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named (incorporated by reference to Exhibit 4i of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

(4p)	First Amendment to Second Amended and Restated Credit Agreement and
First Amended and Restated Term Loan Agreement, dated as of May 21, 1996, with General Electric Capital Corporation, as agent and lender, and the other lenders named

(4q)	Second Amendment to Second Amended and Restated Credit Agreement
and First Amended and Restated Term Loan Agreement, dated as of June 26, 1996, with General Electric Capital Corporation, as agent and lender, and the other lenders named

(10)	Resignation letter of Albin F. Moschner as president, chief executive officer and director of the company

(27) Financial Data Schedule for the six months ended June 29, 1996


(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 29, 1996.

                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date:	August 13, 1996


By:  /s/ Roger A. Cregg
     --------------------

     Roger A. Cregg
     Executive Vice President -
     Chief Financial Officer
     (Principal Financial Officer)

                             INDEX TO EXHIBITS

Exhibits:

(4p)	First Amendment to Second Amended and Restated Credit Agreement and
First Amended and Restated Term Loan Agreement, dated as of May 21, 1996, with General Electric Capital Corporation, as agent and lender, and the other lenders named

(4q)	Second Amendment to Second Amended and Restated Credit Agreement
and First Amended and Restated Term Loan Agreement, dated as of June 26, 1996, with General Electric Capital Corporation, as agent and lender, and the other lenders named

(10)	Resignation letter of Albin F. Moschner as president, chief executive officer and director of the company

(27) 	Financial Data Schedule for the six months ended June 29, 1996