Form 10-Q
period 1996-09-28
ZENITH ELECTRONICS CORP
filed 1996-11-13
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1996

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

  As of October 31, 1996, there were 66,158,523 shares of Common Stock, par value $1 per share, outstanding.

                        ZENITH ELECTRONICS CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                       Page
                                                                      Number
                                                                     --------

Part I.     Financial Information:

  Item 1.     Financial Statements

              Condensed Consolidated Statements of Operations --
              Three and Nine months ended September 28, 1996
              and September 30, 1995                                     3

              Condensed Consolidated Balance Sheets --
              September 28, 1996, December 31, 1995
              and September 30, 1995                                     4

              Condensed Consolidated Statements of Cash Flows --
              Nine months ended September 28, 1996
              and September 30, 1995                                     5

              Notes to Condensed Consolidated Financial Statements       6

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations

              Results of Operations                                      8

              Liquidity and Capital Resources                            9


Part II.    Other Information:

  Item 1.     Legal Proceedings                                         10

  Item 5.     Other Information                                         10

  Item 6.     Exhibits and Reports on Form 8-K                          10


Signatures                                                              12

Index to Exhibits                                                       13

                            PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

                           ZENITH ELECTRONICS CORPORATION
                           ------------------------------
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             -----------------------------------------------------------
                        In Millions, Except Per Share Amounts



                                   Three Months Ended      Nine Months Ended
                                 ----------------------  ----------------------
                                  Sept. 28,   Sept. 30,   Sept. 28,  Sept. 30,
                                    1996        1995        1996        1995
                                 ----------  ----------  ----------  ----------

Net sales                        $   340.8   $   332.5   $   860.3   $   879.2
                                 ----------  ----------  ----------  ----------
Costs, expenses and other:
  Cost of products sold              320.4       299.7       819.4       820.5
  Selling, general and
   administrative                     51.7        32.2       123.5        87.9
  Engineering and research            11.7        10.8        34.6        34.2
  Other operating expense
   (income), net (Note 2)             (6.8)       (9.2)      (16.7)      (19.6)
  Restructuring and other
   charges                              -           -           -         18.0
                                 ----------  ----------  ----------  ----------

Operating income (loss)              (36.2)       (1.0)     (100.5)      (61.8)
Gain on asset sales, net               -           0.8         0.3         0.8
Interest expense                      (4.0)       (5.7)      (10.9)      (15.1)
Interest income                        0.3         0.2         2.7         0.6
                                 ----------  ----------  ----------  ----------

Income (loss) before income taxes    (39.9)       (5.7)     (108.4)      (75.5)
Income taxes (credit)                  0.3        (7.5)        0.3        (7.7)
                                 ----------  ----------  ----------  ----------

Net income (loss)                $   (40.2)  $     1.8   $  (108.7)  $   (67.8)
                                 ==========  ==========  ==========  ==========

Net income (loss) per common
share (Note 3)                   $   (0.61)  $    0.04   $   (1.67)  $   (1.46)
                                 ==========  ==========  ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                        Sept. 28,   December 31,  Sept. 30,
                                          1996         1995         1995
                                        --------   ------------   --------
ASSETS
------
Current assets:
  Cash                                  $     -     $   93.2      $     -
  Receivables, net of allowance for
   doubtful accounts of $5.3, $3.6
   and $3.3, respectively                  230.5       201.3         215.7
  Inventories (Note 4)                     307.1       192.2         265.3
  Other                                      8.4         7.8           7.6
                                        --------   ------------   --------
    Total current assets                   546.0       494.5         488.6

Property, plant and equipment, net         200.8       184.7         182.1
Other                                       11.5        11.1          15.4
                                        --------   ------------   --------
     Total assets                       $  758.3    $  690.3      $  686.1
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term debt (Note 5)              $   42.2    $    -        $   45.5
  Current portion of long-term
   debt (Note 5)                            16.7         9.0           6.5
  Accounts payable                         177.5        71.8         116.5
  Income taxes payable                       0.9         1.2           1.4
  Accrued expenses                         145.1       132.4         130.4
                                        --------   ------------   --------
    Total current liabilities              382.4       214.4         300.3

Long-term debt (Note 5)                    155.6       168.8         215.5

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock (Note 6)                     66.6        63.5          47.0
  Additional paid-in capital               458.8       440.0         295.1
  Retained earnings (deficit)             (303.4)     (194.7)       (170.1)
  Treasury stock                            (1.7)       (1.7)         (1.7)
                                        --------   ------------   --------
    Total stockholders' equity             220.3       307.1         170.3
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  758.3    $  690.3      $  686.1
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

                                                   Increase (Decrease) in Cash
                                                         Nine Months Ended
                                                   ---------------------------
                                                     Sept. 28,      Sept. 30,
                                                       1996           1995
                                                   ------------    -----------
Cash flows from operating activities:
  Net income (loss)                                 $ (108.7)       $ (67.8)
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
    Depreciation                                        26.1           25.2
    Other                                                1.3           (0.4)
    Employee retirement plan contribution
     made in stock                                       5.3             -
    Gain on asset sales, net                            (0.3)          (0.8)
    Changes in assets and liabilities:
      Current accounts                                 (27.2)         (20.4)
      Other assets                                      (3.4)          (0.8)
                                                    -----------    -----------
  Net cash used by operating activities               (106.9)         (65.0)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                    (42.6)         (42.4)
  Proceeds from asset sales                              4.3            2.8
                                                    -----------    -----------
  Net cash used by investing activities                (38.3)         (39.6)
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                            42.2           45.5
  Proceeds from issuance of long-term debt                -            40.0
  Proceeds from issuance of common stock, net           15.3           10.2
  Principal payments on long-term debt                  (5.5)            -
                                                    -----------    -----------
  Net cash provided by financing activities             52.0           95.7
                                                    -----------    -----------

Decrease in cash                                       (93.2)          (8.9)
Cash at beginning of period                             93.2            8.9
                                                    -----------    -----------
Cash at end of period                               $     -         $    -
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $ (29.7)       $ (0.7)
  Income taxes, net                                     (0.3)         (6.2)
  Inventories                                         (114.9)        (20.1)
  Other assets                                          (0.7)          2.3
  Accounts payable and accrued expenses                118.4           4.3
                                                    -----------    -----------
    Net change in current accounts                   $ (27.2)      $ (20.4)
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $   8.1       $   11.7
    Income taxes                                         0.8           (1.0)




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

Note 2 - Other operating expense (income)
Royalty income accrued in relation to tuning system patents was $6.6 million and $16.2 million for the three and nine months ended September 28, 1996, respectively, and $7.3 million and $16.5 million for the three and nine months ended September 30, 1995, respectively. These amounts are included in Other Operating Expense (Income).

Note 3 - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 66.1 million and 64.9 million for the three and six months ended September 28, 1996, respectively, and 46.9 million and 46.5 million for the three and six months ended September 30, 1995, respectively.

Note 4 - Inventories
Inventories consisted of the following (in millions):

                                      Sept. 28,      December 31,    Sept. 30,
                                        1996             1995          1995
                                     ----------      ------------   ----------
Raw materials and work-in-process    $  189.7         $  128.7      $  166.2
Finished goods                          127.8             73.9         107.9
                                     ----------      ------------   ----------
                                        317.5            202.6         274.1
Excess of FIFO cost over LIFO cost      (10.4)           (10.4)         (8.8)
                                     ----------      ------------   ----------
     Total                           $  307.1         $  192.2      $  265.3
                                     ==========      ============   ==========

As of September 28, 1996, December 31, 1995 and September 30, 1995,
$31.1 million, $27.8 million and $47.1 million, respectively, of inventories were valued using the LIFO method.
    An actual determination of inventory under the LIFO method can only be made at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Since these estimates are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory determination.

Note 5 - Short-term debt and credit arrangements; Long-term debt
On May 21, 1996, the company entered into an amendment (the "First Amendment") to its $110 million Second Amended and Restated Credit Agreement and its $40 million First Amended and Restated Term Loan Agreement, both dated November 6, 1995 (the "Loan Agreements"), among the company, General Electric Capital Corporation, as agent for itself and the other lenders named therein. The First Amendment (i) revised the maximum capital expenditure levels, increasing the amount for 1996 from $142.0 million to $180.0 million and
(ii) revised the minimum net worth levels, reducing the amounts from $245.0 million to $215.0 million as of June 29, 1996, and from $245.0 million to $211.0 million for every quarter thereafter.
    The Loan Agreements contain restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. As of September 28, 1996, the ratio of liabilities to net worth was required to be not greater than
4.00 to 1.0 and was actually 2.44 to 1.0, and net worth was required to be equal to or greater than $211.0 million and was actually $220.3 million. At the end of each fiscal quarter through April 4, 1998, the liabilities to net worth ratio is required to be maintained at 4.00 to 1.0, and minimum net worth is required to be $211.0 million. The Agreements restrict the amount of capital expenditures by the company in each fiscal year. For the fiscal years 1996, 1997 and each fiscal year thereafter, the company is permitted to make capital expenditures (as defined in the Loan Agreements) of up to $180.0 million, $87.0 million and $60.0 million, respectively.
    In addition, there are restrictions regarding investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. The Agreements prohibit dividend payments on the company's common stock, restricts dividend payments on any of its preferred stock, if issued, and prohibits the redemption or repurchase of stock.

Note 6 - Stockholders' equity
During the first-quarter of 1996 the company issued 782,382 shares of common stock to its profit-sharing retirement plans to fulfill the 1995 retirement plan obligation to eligible salaried and hourly U.S. employees. Stockholders' equity increased by $5.3 million as a result of this transaction.
    During the nine months ended September 28, 1996, the company sold 1.8 million shares of common stock to employees of the company via the exercise of previously issued stock options. Stockholders' equity increased by $15.3 million as a result of these sales of common stock.

Note 7 - Reclassifications
Certain prior-year amounts have been reclassified to conform with the presentation currently used.

Note 8 - Related party
On November 8, 1995, LG Electronics, Inc. ("LGE") and its majority owned subsidiary LG Semicon Co. LTD., purchased 18,619,000 shares of common stock of the company pursuant to LGE's tender offer at $10.00 per share, and purchased 16,500,000 newly issued shares of common stock from the company at $10.00 per share. After giving effect to such transactions, LGE beneficially owns 36,569,000 shares of common stock, which represents approximately 55 percent of the outstanding common stock as of September 28, 1996.
    The following represent the most significant transactions between the company and LGE during the three and nine months ended September 28, 1996, all of which, in the opinion of management, were made at an arms-length basis:
    Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $43.0 million and $77.0 million of these items during the three and nine months ended September 28, 1996, respectively. Sales of products purchased from LGE and its affiliates contributed $52.5 million and $95.9 million to sales for the three and nine months ended September 28, 1996, respectively.
    Product and other sales: The company sells CRT tubes and yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales by the company to LGE and its affiliates were $9.4 million and $18.7 million during the three and nine months ended September 28, 1996, respectively.
    As of September 28, 1996, receivables included $5.4 million from LGE and its affiliates and accounts payable included $75.6 million to LGE and its affiliates.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The company reported a third-quarter 1996 net loss of $40.2 million, or 61 cents per share, compared with net income of $1.8 million, or 4 cents per share, in the third quarter of 1995. Third-quarter 1995 results included a $7.5 million tax credit. Total third-quarter sales were $340.8 million in 1996 and $322.5 million in 1995.
    The 1996 quarterly loss reflected significantly higher expenses, primarily executive severance, consulting fees, and provisions associated with inventories and receivables. While overall sales were higher than in the 1995 quarter, margins were down due to lower selling prices, delays in new model shipments for higher-margin Consumer Electronics products and the provisions associated with inventories.
    Consumer Electronics revenues increased in the 1996 quarter, driven largely by higher VCR sales. The company's domestic direct-view color television unit sales were flat compared with the 1995 quarter, while industry color TV unit sales to dealers declined. The company's sales of color picture tubes to other manufacturers were down in the quarter. International and Commercial Products sales rose, compared with the 1995 quarter.
    Network Systems revenues were down significantly in the quarter compared with a year ago because of slowing industry-wide demand for analog set-top boxes as cable operators prepare to launch digital networks. Industry and the company's shipments of cable modems, while still relatively small, rose in the 1996 quarter. During the quarter, the company signed a five-year agreement with the Americast programming venture to provide up to 3 million digital set-top boxes to telecommunications companies. Initial shipments under this contract are expected to begin by mid-1997.
    Selling, general and administrative expenses were $51.7 million in the third quarter of 1996, compared with $32.2 million in the previous year.
The 61 percent increase was due mainly to executive severance, consulting fees, the provisions associated with receivables and co-op advertising expenses (due to 1995 changes in distribution).
    Results for the third quarter include $6.6 million of accrued royalty revenues from tuning system licenses. These revenues were $7.3 million in the third quarter of 1995.
    For the first nine months of 1996 the company reported a net loss of $108.7 million, or $1.67 per share, compared with a net loss of $67.8 million, or $1.46 per share for the first nine months of 1995. The 1995 net loss included $18.0 million of restructuring and other charges and the $7.5 million tax credit. Nine month sales were $860.3 million in 1996 compared with $879.2 million in 1995. Domestic industry color television selling prices in the first nine months of 1996 were substantially lower than a year ago and while these selling prices are not expected to increase during the remainder of 1996, no further price erosion is anticipated.
    During 1996 the company has announced a series of product initiatives based on its set-top box and cable modem technologies that contemplate (i) the licensing of certain technology from DiviCom Inc., for use in development of digital set-top terminals for wired and wireless video networks, and
(ii) cable modem announcements with U.S. Robotics, Inc., Microsoft Corporation and Cisco Systems regarding future product collaborations. In addition, the company announced an agreement to collaborate with a privately held software company, Diba Inc., on interactive television technology that will allow TV viewers to access the Internet on their television screens.
The company plans to begin shipments of "NetVision" Web-browsing TVs in 1997.
    The company has not yet recognized any revenues from these recently announced product initiatives and does not anticipate significant revenues from these initiatives in 1996. Whether the company will achieve significant revenues or profits from these product initiatives in the near term or ever will depend largely on market acceptance of the products and the existence of competitive products. The company expects from time to time in the future to announce other product initiatives. The ultimate contribution of any such initiatives to the financial performance of the company will similarly depend on such factors.


Liquidity and Capital Resources

Cash decreased $93.2 million during the nine months ended September 28, 1996. The decrease consisted of $106.9 million of cash used by operating activities and $38.3 million of cash used to purchase fixed assets, net of proceeds from asset sales, offset by $52.0 million of cash provided from financing activities.
    During the nine months ended September 28, 1996, the $106.9 million of cash used by operating activities principally funded a $82.6 million net loss as adjusted for depreciation and a $27.2 million change in current accounts. The change in current accounts was composed primarily of a $114.9 million increase in inventories (mainly to support higher projected shipment schedules in the fourth quarter) and a $29.7 million increase in receivables, partially offset by a $105.7 million increase in accounts payable (mainly as a result of the increased inventory level) and a $12.7 million increase in accrued expenses. In addition, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill the 1995 obligation to salaried employees and some hourly employees. This issuance increased stockholders' equity by $5.3 million.
    During the nine months ended September 28, 1996, investing activities used $38.3 million of cash which consisted of capital expenditures of $42.6 million offset by $4.3 million of proceeds from asset sales. For the same period of 1995, capital expenditures were $42.4 million. The company anticipates making significant capital expenditures during the remainder of 1996 and during 1997 due to planned capital investment projects, primarily in the color picture tube area, which include new automated production processes and the addition of new production lines for computer display tubes. The company has decided to temporarily delay construction activities at the planned large-screen picture tube manufacturing facility in Woodridge, IL, as it explores a range of financing alternatives and studies industry dynamics.
    During the nine months ended September 28, 1996, financing activities provided $52.0 million of cash which consisted of $42.2 million of borrowings under the company's Credit Agreement, $15.3 million of proceeds from the issuance of common stock (to employees of the company via the exercise of previously issued stock options) less $5.5 million of cash used to pay maturities of the Term Loan Agreement.
    As of September 28, 1996, the company had interest-bearing obligations that consisted of $155.6 million of long-term debt, the current portion
($10.9 million) of the Term Loan Agreement, the current portion ($5.8 million) of the 6-1/4% Convertible Subordinated Debentures due 2011 and $72.4 million of extended-term payables with LG Electronics, Inc. ("LGE"). The company's long-term debt is composed of $109.3 million of 6-1/4% Convertible Subordinated Debentures due 2011 that require annual sinking fund payments of $5.8 million beginning in 1997, $24.3 million aggregate principal amount of 8.5% Senior Subordinated Convertible Debentures due 2000 and 2001, and the long-term portion of the Term Loan Agreement ($22.0 million). The Term Loan Agreement requires scheduled quarterly principal payments over the life of the loan with a balloon payment of $17 million due on the termination date of the loan, June 30, 1998.
    The company's Credit Agreement and Term Loan Agreement (the " Loan Agreements") contain identical financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. In addition, the Loan Agreements restrict the amount of capital expenditures by the company in each fiscal year. (See Note 5 to the Condensed Consolidated Financial Statements for further discussion on the financial covenants.) The company anticipates that it may be required to initiate discussions with the lenders under the Loan Agreements to relax certain financial covenants. However, there can be no assurance that the lenders will approve amendments, if requested by the company. If the company were to be out of compliance with a financial covenant, it could be required to repay any amounts then outstanding under the Loan Agreements or under its other debt agreements.
    In order to support the planned capital investment projects along with seasonal working capital requirements, the company is pursuing a full range of financing options which would provide an alternative to the Loan Agreements. The company is developing a plan for a secured receivable financing in an aggregate amount of approximately $200 million. It is likely to be a condition to the receivable financing that LGE provides credit support.
LGE has indicated a willingness to consider providing such support subject to its review of the company's 1997 business plan and a mutual agreement on a fair fee for providing such support. In addition, the company continues to explore supplemental financing options, including new borrowing agreements (possibly secured by inventories or tuner royalty patents) and leasing transactions.
    There can be no assurance that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events. However, the company believes (i) that its Loan Agreements, together with extended-term payables expected to be available from LGE will be adequate to meet its seasonal working capital, capital expenditure and other requirements during the remainder of 1996, and (ii) that its Loan Agreements or the potential receivable financing, together with extended-term payables expected to be available from LGE and the result of the company's efforts to obtain other financing sources, will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1997.


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    The company received a Notice of Potential Liability and Request for Information from the U.S. Environmental Protection Agency ("USEPS") dated August 30, 1996, concerning the former Master Metals, Inc. facility located in Cleveland, Ohio, alleging that the company sent hazardous waste to this site. Preliminary investigation indicates that the company shipped lead frit and broken tube glass to the site during the period of 1991 - 1993.
    During the three months ended September 28, 1996, no other reportable events or material developments occurred regarding the legal proceedings of the company that would need to be reported.

Item 5.  Other Information

    On November 4, 1996, the company announced that its Board of Directors had elected Peter S. Willmott president and chief executive officer ("CEO") of the company. Mr. Willmott, who has held positions with Federal Express Corp. and Carson Pirie Scott & Co., has been a member of the company's board since 1990 and has served as interim CEO and president since July, when Albin F. Moschner resigned as president and CEO. In addition, the company announced that the Board of Directors elected John Koo, president and CEO of LG Electronics, Inc. ("LGE"), as vice chairman of the company's board.
KS Cho, newly named president of LGE's North American Operations and a director of the company since November 1995, has been elected to succeed
Mr. Koo as chairman of the Executive Committee of the company's board.

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

(4o) First Amended and Restated Term Loan Agreement, dated as of November
     6, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named (incorporated by reference to Exhibit 4i of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

(4p) First Amendment to Second Amended and Restated Credit Agreement and First Amended and Restated Term Loan Agreement, dated as of May 21, 1996, with General Electric Capital Corporation, as agent and lender, and the other lenders named (incorporated by reference to Exhibit
     4p of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996)

(4q) Second Amendment to Second Amended and Restated Credit Agreement and First Amended and Restated Term Loan Agreement, dated as of June 26, 1996, with General Electric Capital Corporation, as agent and lender, and the other lenders named (incorporated by reference to Exhibit 4q of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996)

(27) Financial Data Schedule for the nine months ended September 28, 1996

(b)  Reports on Form 8-K:

    A report on Form 8-K dated July 24, 1996, was filed by the company stating under Item 5 that on July 24, 1996, Mr. Albin F. Moschner resigned as president, chief executive officer and director of the company. Mr. Peter
S. Willmott, a director of the company since 1990, was named interim president and chief executive officer.
    A report on Form 8-K dated August 22, 1996, was filed by the company stating under Item 5 that Americast, the programming venture of Ameritech Corporation, BellSouth Corporation, GTE Corporation, SBC Communications and The Walt Disney company, has signed a non-exclusive contract for the purchase by subsidiaries of Ameritech, BellSouth, GTE and SBC of at least three million digital set-top boxes from the company for its "americast" home entertainment service. In addition, the company announced plans to (i) build a $100 million state-of-the-art picture tube manufacturing facility in Woodridge, IL, and (ii) invest $80 million in its Melrose Park, IL, manufacturing facility to automate existing television picture tube production lines and to install a new line for computer display tubes.



                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date: November 12, 1996


By: /s/ Roger A. Cregg
---------------------------

Roger A. Cregg
Executive Vice President -
Chief Financial Officer
(Principal Financial Officer)


                               INDEX TO EXHIBITS

Exhibits:

(27)  Financial Data Schedule for the nine months ended September 28, 1996