Form 10-K
period 1996-12-31
ZENITH ELECTRONICS CORP
filed 1997-03-31
CIK 109265

Pursuant to Rule 12(b) 25 the following items are omitted from this Form 10-K:

	1.	Financial Information regarding Foreign and Domestic
    Operations and Export Sales required under Item 1
	2.	Information on quarterly stock prices required under Item 5
	3.	Item 6
	4.	Item 7
	5.	Item 8
	6.	Item 10
	7.	Item 11
	8.	Item 12
	9.	Item 13
	10.	Financial Information, certain exhibits and other items
     required under Item 14




---------------------------------------------------------------------------
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1996

Commission File Number 1-4115

                     Zenith Electronics Corporation
         (Exact name of registrant as specified in its charter)

              Delaware						                   36-1996520
		(State or other jurisdiction of					      (I.R.S. Employer
		incorporation or organization)					     Identification Number)

	1000 Milwaukee Avenue, Glenview, Illinois		   60025-2493
		(Address of principal executive offices)				 (Zip code)

    Registrant's telephone number, including area code (847) 391-7000

       Securities registered pursuant to Section 12(b) of the Act:

	Title of each class				           Name of each exchange on which registered
------------------------           -------------------------------------------
	Common Stock, $1 par value,			    New York Stock Exchange
	and associated purchase rights		  Chicago Stock Exchange
							                            Basel, Geneva and Zurich, Switzerland
							                            Stock Exchange

	6 1/4 % Convertible Subordinated		New York Stock Exchange
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

The aggregate market value of the registrant's Common Stock held by non-affiliates based on the New York Stock Exchange closing price on March 26, 1997, was $321,205,625.

As of March 26, 1997, there were 66,448,593 shares of Common Stock, par value $1 per share outstanding.

                      ZENITH ELECTRONICS CORPORATION

                               FORM 10-K

                                  INDEX

                                                             			  Page
                                                            					Number
                                                                --------

PART I

    Item 1.  BUSINESS						                                         3
    Item 2.  PROPERTIES				                                         5
    Item 3.  LEGAL PROCEEDINGS					                                 6

PART II

    Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS			                         9
    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE	                9

PART IV

    Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K						                                     10

SIGNATURES                                                         13

INDEX TO FINANCIAL STATEMENTS AND EXHIBITS		                 			   15

                                PART I
ITEM 1. BUSINESS

The company was founded in 1918 and has been a leader in consumer electronics, first in radio and later in monochrome and color television and other video products. The company's operations involve a dominant industry segment, the design, development, manufacture and marketing of video products (including color TV sets and other consumer products) along with parts and accessories for such products. These products, along with purchased VCRs, are sold principally to retail dealers in the United States and to retail dealers and wholesale distributors in other foreign countries. The company also sells directly to buying groups, private label customers and customers in the lodging, health care and rent-to-own industries. The company's video products also include color picture tubes that are produced for and sold to other manufacturers and Network
Systems products, including digital and analog set-top boxes and cable modems, interactive TV and data communication products which are sold primarily to cable TV operators and other commercial users of these products.
	The company has sold or downsized its non-core business activities. The company sold its monochrome video monitor business in 1993 and its power supply business in 1994. Its activities in color video monitors sold to computer manufacturers ceased in 1995 and its activities in high-security electronic equipment have been discontinued.
	The company has incurred losses in all but one of the years since 1985. These results reflected the cumulative effect of frequent and significant color TV price reductions during the 1980s and 1990s, and also reflected earlier recessionary conditions in the United States. In addition, the company has invested significant amounts in engineering and research in recent years, which amounts have been expensed as incurred.
	In November 1995, a change in control of the company occurred, in which LG Electronics, Inc., a corporation organized under the laws of the Republic of Korea ("LGE"), purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. After giving effect to the transactions, LGE is the beneficial owner of 36,569,000 shares of common stock of the company which represents approximately 55 percent of the outstanding common stock.

Raw Materials
Many materials, such as copper, plastic, steel, wood, glass, aluminum and zinc, are essential to the business. Adequate sources of supply exist for these materials.

Patents
The company is licensed under a number of patents which are of importance to its business, and holds numerous patents. The company has patents and patent applications for numerous high-definition TV ("HDTV") related inventions. To the extent these inventions are incorporated into the HDTV standard adopted by the Federal
Communications Commission, the company expects to receive royalties from these patents. In addition, royalties have been and may be received from these patents for non-HDTV applications as well. In addition, major manufacturers of TV sets and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuning system patents (the licenses expire in 2003). Based on 1996 U.S. industry unit sales levels and technology, more than $25 million in annual royalty income is expected through the licensing period. While in the aggregate its patents and licenses are valuable, the business of the company is not materially dependent on them.

Seasonal Variations in Business
Sales of the company's consumer electronics products are generally at a higher level during the second half of the year. Sales of consumer electronics products typically increase in the fall, as the summer vacation season ends and people spend more time indoors with the new fall programming on TV and during the Christmas holiday season. During each of the last three years, approximately 60 percent of the company's net sales were recorded in the second half of the year and approximately 30 percent of the company's net sales were recorded in the fourth quarter of the year.

Major Customer
Sales to a single customer amounted to $187.2 (15 percent) in 1996, $172.1 million (14 percent) in 1995 and $180.8 million (12 percent) in 1994. Sales to a second customer accounted for $140.9 million (11 percent) in 1996. No other customer accounted for 10 percent or more of net sales.

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

Research and Development
During 1996 expenditures for company-sponsored engineering and research relating to new products and services and to improvements of existing products and services amounted to $46.7 million. Amounts expended in 1995 and 1994 were $43.5 million and $45.4 million, respectively.

Environmental Matters
Compliance with Federal, State and local environmental protection provisions is not expected to have a material effect on capital expenditures, earnings or the competitive position of the company. Further information regarding environmental compliance is set forth under
Item 3 of this report.

Number of Employees
At the end of December 1996, the company employed approximately
15,900 people, of whom approximately 11,300 are hourly workers covered by collective bargaining agreements. Approximately 4,400 of the company's employees are located in the Chicago, Illinois, area, of whom approximately 2,800 are represented by unions. Approximately 11,200 of the company's employees are located in Mexico, of whom approximately
8,500 are represented by unions. Mexican labor contracts expire every two years and wages are renegotiated annually or more frequently under rapid devaluation or high inflation periods. The company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

The company utilizes a total of approximately 5.3 million square feet for manufacturing, warehousing, engineering and research, administration and distribution, as described below.


																																																														Square Feet
			Location								 			Nature of Operation																			(in millions)
----------------------------------------------------------------------------

Domestic:
---------------

Chicago, Illinois				  Six locations - production of color           2.2
(including suburban)	  picture tubes, parts and service;
 locations)            engineering and research, marketing
                       and administration activities; and
                       assembly of electronic components
                       (.6 million square feet is leased
                       by the company)

Fort Worth, El Paso,   Six locations - warehouses / offices           .7
McAllen, Brownsville  (.6 million square feet is leased by
and Dallas, Texas;     the company)
Douglas, Arizona

Foreign:
---------------

Mexico				             Twelve manufacturing and warehouse            2.4
                       locations - production of plastic and
                       wooden cabinets for color television,
                       sub-assembly production of television
                       chassis, tuners and other components
                       and final assembly of color television
                       and Network Systems products

Taiwan                 One location - purchasing office               -

				                                                               -------
          Total                                                      5.3
                                                                   =======


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

Litigation

Numerous lawsuits against major computer and peripheral equipment manufacturers are pending in the U.S. District Court, Eastern District of New York, the U.S. District Court of New Jersey and the New York State courts, as well as other federal courts. These lawsuits seek several billion dollars in damages from various defendants for repetitive stress injuries claimed to have been caused by the use of word processor equipment.
The company has been named as a defendant in twenty-seven of these cases which relate to keyboards allegedly manufactured by the company for its former subsidiary, Zenith Data Systems Corporation. Plaintiffs in the company's cases seek to recover $31 million actual and $321 million punitive damages from the company. The company believes it has meritorious defenses to the cases. Thirteen of the foregoing cases have been dismissed, most without prejudice or subject to the appeal of the 1996 Blanco v. AT&T ruling on the applicable statute of limitations in the New York Supreme Court Appellate Division.
	In 1994, the company notified its 15 independent distributors of its intent to change to direct-to-retail distribution on a nationwide basis during 1995. In February 1995, one of the independent distributors filed suit challenging the company's right to discontinue the distributorship relationship and alleging that it had been damaged by certain of the company's practices. The lawsuit sought injunctive relief, actual damages of $8 million and punitive damages of $20 million. In October 1995, summary judgment dismissing the case on all counts was entered. The plaintiff has appealed. Another suit arising in connection with this change in distribution was filed in April 1995 by another independent distributor. The lawsuit seeks approximately $13 million in damages under the Wisconsin Fair Dealership Law. In January 1996, the court denied the company's motion for summary judgment and granted the plaintiff's motion for summary judgment, finding the company is liable. A jury trial on damages was held in May 1996, and the jury awarded the plaintiff
$2.37 million. The company has appealed the judgment, contesting both the summary judgment finding of liability and the damages award.

Superfund Litigation

The company was sued in 1995 as one of several defendants who, the plaintiffs allege, disposed of waste and, as such, may have contributed to the contamination of an aquifer in Hidalgo County, Texas. The matter is entitled Linn-Faysville Aquifer Preservations Association, et al. v.
Republic Waste Industries, Inc. Unspecified damages are sought and injunctive relief was requested. At this point, the company has insufficient information from which it can determine the extent of its liability, if any.
	The company is a defendant in a suit for contribution in the matter of S C Holdings, Inc. v. .A.A.A. Realty Co., et al (Civil Action No. 95-947 (GEB) which was filed in the U.S. District Court, District of New Jersey on November 30, 1995. This litigation concerns the Cinnaminson Groundwater Contamination Site (the "Site") in the Township of
Cinnaminson, Burlington County, New Jersey. The Site is a former landfill. The company is one of 100 parties involved in this litigation; the company is an alleged generator of 40 drums of solvents that were disposed of at the Site. The company is currently in settlement negotiations and expects to resolve the matter for $140,000.

Environmental

The company has been identified by the U.S. EPA as an alleged de minimis generator of waste disposed at two sites, both of which are subject to U.S. EPA action under the Comprehensive Environmental
Response, Compensation, and Liability Act of 1980, as amended.
("CERCLA") These are the Ramp Industries Superfund Site in Denver, Colorado and the Galaxy/Spectron, Inc. Superfund Site in Elkton,
Maryland. According to U.S. EPA volumetric information, the company sent 0.67 cubic feet of low level radioactive materials and 0.90 cubic feet of other waste materials to the Ramp Industries site. As there are reportedly over 800 other PRPs at this site, the company believes it will be eligible for a de minimis generator for $45,000 to $80,000.

	In addition, the company has been identified as a PRP at three other Superfund sites: the North Penn Area 7 Superfund Site in Lansdale, Pennsylvania, the Master Metals Superfund Site in Cleveland, Ohio and the Midwest Solvent Recovery Superfund Site in Gary, Indiana. Neither the extent of contamination nor the allocation of liability have been developed for the North Penn site and, therefore, the company is unable to estimate the extent of its liability, if any. On April 4, 1997, the company will enter into an Administrative Order on Consent ("AOC"), along with other PRPs, pursuant to which the PRPs will undertake certain response activities at the Master Metals Superfund Site. The company expects to be allocated 3.5% of an estimated $1.6 million to implement the work outlined in the AOC. The extent of the company's liability for future work at the Master Metals site, if any, is unknown. The Midwest Solvent Recovery Site is moving toward completion. The company expects to pay an additional $160,000 to cover costs incurred at that site through the end of 1997.
	Additionally, in October 1989, the U.S. Department of Justice brought a civil action under CERCLA against certain owners, operators and generators, seeking reimbursement of response costs incurred by U.S.
EPA in connection with the Moyer Landfill in Collegeville, Pennsylvania.
One of the defendants sued Ford Electronics and Refrigeration
Corporation ("FERCO") and others as third party defendants. FERCO, in turn, sued the company for contribution as a third party defendant for the company's allegedly hazardous waste materials sent to the Moyer
Landfill through FERCO. The company settled its liability with FERCO for $300,000. In September 1996, the Department of Justice entered into a settlement with FERCO which recognized the underlying company-
FERCO settlement. The company will be obligated to pay FERCO the $300,000 negotiated upon entry of the Consent Decree which is expected in the near future.

EXECUTIVE OFFICERS OF THE REGISTRANT

       Name                   Office Held                          Age
----------------------------------------------------------------------------

Roger A. Cregg        Executive Vice President, Chief Financial     41
                      Officer since May 1996. Chief Financial
                      Officer at Sweetheart Cup Company from
                      1990 to 1996.

Richard F. Vitkus     Senior Vice President, General Counsel        57
                      since 1994.  Secretary since 1995.
                      Previously Senior Vice President, General
                      Counsel, and Director of Corporate
                      Development at Vanstar Corporation
				                  (formerly ComputerLand Corporation)
                      from 1991 to 1994.

Peter S. Willmott     President and Chief Executive Officer         59
                      since November 1996. Chairman, MacFrugal's
                      Bargains Close-outs Inc., from 1990
                      to 1997; Chairman and Chief Executive
                      Officer, Willmott Services, Inc., from
                      1989 to 1997.

Dennis R. Winkleman   Vice President - Human Resources since        46
                      March 1996.  Director, Human Resources,
                      Case Corporation from 1990 to 1996.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The New York Stock Exchange is the principal United States market in which the company's common stock is traded. The number of stockholders of record was 12,026 as of March 26, 1997. No dividends were paid to stockholders during the two years ended December 31, 1996.


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

    (4g)	Agreement, dated as of February 1, 1993, among Zenith
         Electronics Corporation, The Bank of New York and Harris Trust and Savings Bank (incorporated by reference to Exhibit 1 of Form 8 dated March 25, 1993)

    (4h)	Second Amended and Restated Credit Agreement, dated as of
         November 6, 1995, with General Electric Capital Corporation, as agent and lender, and the other lenders named (incorporated by reference to Exhibit 4g of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)

    (4i)	First Amended and Restated Term Loan Agreement, dated as of
         November 6, 1995, with General Electric 	Capital Corporation, as
         agent and lender, and the other lenders named (incorporated by reference to Exhibit 4i of the company's Quarterly Report on
         Form 10-Q for the quarter ended 	September 30, 1995)

    (4j)	First Amendment to Second Amended and Restated Credit
         Agreement and First Amended and Restated 	Term Loan Agreement,
         dated as of May 21, 1996, with General Electric Capital Corporation,
         as agent and 	lender, and the other lenders named (incorporated by
         reference to Exhibit 4p of the company's Quarterly 	Report on Form
         10-Q for the quarter ended June 29, 1996)

    (4k)	Second Amendment to Second Amended and Restated Credit
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

*(10b)   Form of Amended and Restated Employment Agreement with
         Gerald M. McCarthy and Albin F. Moschner (incorporated by reference to Exhibit 2 of the company's Report on
	        Form 10-K for the year ended December 31, 1990)

*(10c) Form of Employee Stock Option Agreement (incorporated by reference to Exhibit 10e of the company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)

*(10d)	  Letter Agreement, dated October 21, 1991, with Albin F.
         Moschner (incorporated by reference to Exhibit 	10u of the company's
         Report on Form 10-K for the year ended December 31, 1991)

*(10e)	  Form of Indemnification Agreement with Officers and Directors
         (incorporated by reference to Exhibit 8 of the company's Report on Form 10-K for the year ended December 31, 1989)

*(10f)	  Form of Directors 1989 Stock Units Compensation Agreement
         with T. Kimball Brooker (1000 units) 	(incorporated by reference to
         Exhibit 9 of the company's Report on Form 10-K for the year ended December 31, 1989)

*(10g)	  Form of Directors 1990 Stock Units Compensation Agreement
         with T. Kimball Brooker, Andrew McNally 	IV and Peter S.
         Willmott (1000 units each) (incorporated by reference to Exhibit 6
         of the company's Report 	on Form 10-K for the year ended December
         31, 1990)

*(10h)  	Form of Directors 1991 Stock Units Compensation Agreement
         with T. Kimball Brooker, Andrew McNally 	IV and Peter S.
         Willmott (1,000 units each) (incorporated by reference to Exhibit 10d of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1991)

*(10i)	  Form of Amendment, dated as of July 24, 1991, to Directors
         Stock Units Compensation Agreements for 	1990 and 1991
         (incorporated by reference to Exhibit 10e of the company's
         Quarterly Report on Form 10-Q 	for the quarter ended June 29, 1991)

*(10j)	  Directors Retirement Plan and form of Agreement (incorporated
         by reference to Exhibit 10 of the 	company's Report on Form 10-K
         for the year ended December 31, 1989)

*(10k)	  Form of Amendment, dated as of July 24, 1991, to Directors
         Retirement Plan and form of Agreement (incorporated by reference to Exhibit 10f of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1991)

*(10l) Supplemental Executive Retirement Income Plan effective as of January 1, 1994 (incorporated by reference to Exhibit 10ab to the company's Annual Report on Form 10-K for the year ended December 31, 1994)

*(10m) Supplemental Salaried Profit Sharing Retirement Plan effective as of January 1, 1994 (incorporated by reference to Exhibit 10ac to the company's Annual Report on Form 10-K for the year ended December 31, 1994)

 (10n)  	Stock Purchase Agreement dated July 17, 1995, between Zenith
         Electronics Corporation and LG 	Electronics, Inc. (incorporated by
         reference to Exhibit 2 of the company's Report on Form 8-K dated
         July 17, 1995)

*(10o)	  Resignation letter of Albin F. Moschner as president, chief
         executive officer and director of the company 	(incorporated by
         reference to Exhibit 10 of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996)

*(10p)	  Employment Agreement, dated January 1, 1997, between Roger
         A. Cregg and Zenith Electronics 	Corporation

*(10q)	  Employment Agreement, dated January 1, 1997, between Richard
         F. Vitkus and Zenith Electronics 	Corporation

*(10r)	  Employment Agreement, dated January 1, 1997, between Peter S.
         Willmott and Zenith Electronics Corporation

*(10s)	  Employment Agreement, dated January 1, 1997, between Dennis
         R. Winkleman and Zenith Electronics Corporation

  (21)   Subsidiaries of the company

* Represents a management contract, compensation plan or arrangement.


 (b) Reports on Form 8-K

	A report on Form 8-K dated December 18, 1996, was filed by the company stating under Item 5 that on December 18, 1996, the company announced that in a major restructuring designed to help accelerate the company's return to profitability and conserve cash, it is cutting its U.S. workforce by more than 25 percent. The employment reductions are expected to reduce expenses by approximately $20 million in 1997, and will require a fourth-quarter restructuring charge of approximately $25 million.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ZENITH ELECTRONICS CORPORATION
                                       (Registrant)


                                       By: /s/ Peter S. Willmott
                                       --------------------------
                                       Peter S. Willmott
                                       President and Chief Executive Officer


                                       Date:  March 31, 1997
                                       --------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signatures                Title                      Date
---------------------------------------------------------------------------

/s/ T. Kimball Brooker           Director                March 31, 1997
----------------------                                   --------------
T. Kimball Brooker

/s/ Ki-song Cho                  Director                March 31, 1997
----------------------                                   --------------
Ki-song Cho

/s/ Eugene B. Connolly           Director                March 31, 1997
----------------------                                   --------------
Eugene B. Connolly

/s/ Robert A. Helman             Director                March 31, 1997
----------------------                                   --------------
Robert A. Helman

/s/ Cha Hong Koo                 Director                March 31, 1997
----------------------                                   --------------
Cha Hong (John) Koo

/s/ Hun Jo Lee                   Director                March 31, 1997
----------------------                                   --------------
Hun Jo Lee

/s/ Andrew McNally IV            Director                March 31, 1997
----------------------                                   --------------
Andrew McNally IV

/s/ Yong Nam                     Director                March 31, 1997
----------------------                                   --------------
Yong Nam

        Signatures                Title                     Date
----------------------------------------------------------------------------

/s/ Peter S. Willmott            Director                March 31, 1997
----------------------                                   --------------
Peter S. Willmott

/s/ Roger A. Cregg       Executive Vice President, and   March 31, 1997
----------------------   Chief Financial Officer         --------------
Roger A. Cregg           (Principal Financial Officer)

                INDEX TO FINANCIAL STATEMENTS AND EXHIBITS



			                                                           Page
									                                                    Number
                                                            -------
Exhibits:

	(10p)	Employment Agreement, dated January 1, 1997,
       between Roger A. Cregg and Zenith Electronics
       Corporation			                                          16

	(10q)	Employment Agreement, dated January 1, 1997,
       between Richard F. Vitkus and Zenith Electronics
       Corporation			                                          31

	(10r)	Employment Agreement, dated January 1, 1997,
       between Peter S. Willmott and Zenith Electronics
       Corporation			                                          46

	(10s)	Employment Agreement, dated January 1, 1997,
       between Dennis R. Winkleman and Zenith Electronics
       Corporation			                                          67

 	(21)	Subsidiaries of the company				                          82