Form 10-K405/A
period 1996-12-31
ZENITH ELECTRONICS CORP
filed 1997-04-16
CIK 109265

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     THE FOLLOWING ITEMS WERE THE SUBJECT OF A FORM 12B-25 AND ARE INCLUDED
HEREIN: Financial information regarding foreign and domestic operations and export sales required under Item 1, information on quarterly stock prices required under Item 5, Items 6, 7, 8, 10, 11, 12, 13 and financial information, certain exhibits and other items required under Item 14.

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
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
       INCORPORATION OR ORGANIZATION)
 1000 MILWAUKEE AVENUE, GLENVIEW, ILLINOIS                          60025-2493
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (847) 391-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                            ON WHICH REGISTERED
                    -------------------                           ---------------------
COMMON STOCK, $1 PAR VALUE AND ASSOCIATED PURCHASE RIGHTS       NEW YORK STOCK EXCHANGE
                                                                CHICAGO STOCK EXCHANGE
                                                                BASEL, GENEVA AND ZURICH,
                                                                SWITZERLAND STOCK EXCHANGE
6 1/4% CONVERTIBLE SUBORDINATED DEBENTURES, DUE 2011            NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES BASED ON THE NEW YORK STOCK EXCHANGE CLOSING PRICE ON MARCH 26, 1997, WAS $321,205,625.

AS OF MARCH 26, 1997, THERE WERE 66,448,593 SHARES OF COMMON STOCK, PAR VALUE $1 PER SHARE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED APRIL 22, 1997, ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     The company was founded in 1918 and has been a leader in consumer electronics, first in radio and later in monochrome and color television and other video products. The company's operations involve a dominant industry segment, the design, development, manufacture and marketing of video products (including color TV sets and other consumer products) along with parts and accessories for such products. These products, along with purchased VCRs, are sold principally to retail dealers in the United States and to retail dealers and wholesale distributors in other foreign countries. The company also sells directly to buying groups, private label customers and customers in the lodging, health care and rent-to-own industries. The company's video products also include color picture tubes that are produced for and sold to other manufacturers and Network Systems products which include digital and analog set-top boxes and cable modems, interactive TV and data communication products which are sold primarily to cable TV operators, telecommunications companies and other commercial users of these products.

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

     In November 1995, a change in control of the company occurred, in which LG Electronics, Inc. and LG Semicon Company, Ltd., corporations organized under the laws of the Republic of Korea ("LGE"), purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of December 31, 1996, LGE owned 36,569,000 shares of common stock of the company, which represents 55 percent of the outstanding common stock.

Raw Materials

     Many materials, such as copper, plastic, steel, wood, glass, aluminum and zinc, are essential to the business. Adequate sources of supply exist for these materials.

Patents

     The company holds many patents and is licensed under a number of patents which are of importance to its business. The company has patents and patent applications for numerous high-definition TV ("HDTV") related inventions. To the extent these inventions are incorporated into the HDTV standard adopted by the Federal Communications Commission, the company expects to receive royalties from these patents. In addition, royalties have been and may be received from these patents for non-HDTV applications as well. In addition, major manufacturers of TV sets and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuning system patents. Based on 1996 U.S. industry unit sales levels and technology, more than $25 million in annual royalty income is expected through the life of these patents, the last of which expire in 2003. While in the aggregate its patents and licenses are valuable, the business of the company is not materially dependent on them.

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

Major Customers

     Sales to a single customer, Circuit City Stores, Inc., amounted to $187.2 million (15 percent) in 1996, $172.1 million (14 percent) in 1995 and $180.8 million (12 percent) in 1994. Sales to a second customer, Sears, Roebuck and Company, accounted for $140.9 million (11 percent) in 1996. No other customer accounted for 10 percent or more of net sales.

Competitive Conditions

     Competitive factors in North America include price, performance, quality, brand strength and reputation, variety of products and features offered, marketing and sales capabilities, manufacturing costs, and service and support.

     The company's major product areas, including the color TV market, are highly competitive. The company's major competitors are significantly larger, 100 percent foreign-owned companies, generally with greater worldwide TV volume and overall resources. In efforts to increase market share or achieve higher production volumes, the company's major competitors have aggressively lowered their selling prices in the past several years.

Research and Development

     During 1996 expenditures for company-sponsored research and engineering relating to new products and services and to improvements of existing products and services were $46.7 million. Research and engineering expenditures were $43.5 million in 1995 and $45.4 million in 1994.

Environmental Matters

     Compliance with federal, state and local environmental protection provisions is not expected to have a material effect on capital expenditures, earnings or the competitive position of the company. Further information regarding environmental compliance is set forth under Item 3 of this report.

Number of Employees

     At year-end 1996, the company employed approximately 15,900 people, of whom approximately 11,300 are hourly workers covered by collective bargaining agreements. Approximately 4,400 of the company's employees are located in the Chicago, Illinois, area, of whom approximately 2,800 are represented by unions. Approximately 11,200 of the company's employees are located in Mexico, of whom approximately 8,500 are represented by unions. Mexican labor contracts expire every two years and wages are renegotiated annually or more frequently under rapid devaluation or high inflation periods. The company pays competitive salaries, wages and benefits and believes that it has good relations with its employees.

Financial Information about Foreign and Domestic Operations and Export Sales

     Information regarding foreign operations is included in "Note Eight -- Geographic Segment Data" which is contained in this report. Export sales are less than 10% of consolidated net sales.

     The company's product lines are dependent on the continuing operations of the company's manufacturing and assembly facilities located in Mexico.

ITEM 2. PROPERTIES

     The company utilizes a total of approximately 5.3 million square feet for manufacturing, warehousing, engineering and research, administration and distribution, as described below.

                                                                                               SQUARE FEET
                                                                                                   (IN
              LOCATION                                  NATURE OF OPERATION                     MILLIONS)
              --------                                  -------------------                    -----------
DOMESTIC:
Chicago, Illinois (including.........    Six locations -- production of color picture
                                         tubes, parts
suburban locations)                      and service; engineering and research, marketing          2.2
                                         and administration activities; and assembly of
                                         electronic components (.6 million square feet is
                                         leased by the company)
Fort Worth, El Paso, McAllen,........    Six locations -- warehouses/offices (.6 million
                                         square
Brownsville and Dallas, Texas;           feet is leased by the company)                             .7
Douglas, Arizona
FOREIGN:
Mexico...............................    Twelve manufacturing and warehouse locations --           2.4
                                         production of plastic and wooden cabinets for
                                         color television, sub-assembly production of
                                         television chassis, tuners and other components
                                         and final assembly of color television and Network
                                         Systems products
Taiwan...............................    One location -- purchasing office                          --
                                                                                                   ---
       Total
                                                                                                   5.3
                                                                                                   ===

     The company's facilities are suitable and adequate to meet current and anticipated requirements. None of the real property owned by the company is mortgaged.

ITEM 3. LEGAL PROCEEDINGS

     The company is involved in various legal actions, environmental matters, and other proceedings relating to a wide range of matters that are incidental to the conduct of its business. The company believes that, after reviewing such matters with the company's counsel, any liability that may ultimately be incurred with respect to these matters is not expected to have a material effect on either the company's consolidated financial position or results of operations.

Litigation

     Numerous lawsuits against major computer and peripheral equipment manufacturers are pending in the U.S. District Court, Eastern District of New York, the U.S. District Court of New Jersey and the New York State courts, as well as other federal courts. These lawsuits seek several billion dollars in damages from various defendants for repetitive stress injuries claimed to have been caused by the use of word processor equipment. The company has been named as a defendant in twenty-seven of these cases which relate to keyboards allegedly manufactured or designed by the company for its former subsidiary, Zenith Data Systems Corporation, which the company sold in 1989. Plaintiffs in the company's cases seek to recover $31 million actual and $321 million punitive damages from the company. The company believes it has meritorious defenses to the cases. Thirteen of the foregoing cases have been dismissed, most without prejudice or subject to the appeal of the 1996 Blanco v. AT&T ruling on the applicable statute of limitations in the New York Supreme Court Appellate Division.

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

Environmental Litigation

     The company was sued in 1995 as one of several defendants who, the plaintiffs allege, disposed of waste and, as such, may have contributed to the contamination of an aquifer in Hidalgo County, Texas. The matter, entitled Linn-Faysville Aquifer Preservations Association, et al. v. Republic Waste Industries, Inc., seeks unspecified damages sought and injunctive relief. The company has insufficient information at this time from which it can determine the extent of its liability, if any.

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

     The company has been identified as a potential responsible party ("PRP") at three other Superfund sites: the North Penn Area 7 Superfund Site in Lansdale, Pennsylvania, the Master Metals Superfund Site in Cleveland, Ohio and the Midwest Solvent Recovery Superfund Site in Gary, Indiana. Neither the extent of contamination nor the allocation of liability have been determined for the North Penn site and, therefore, the company is unable to estimate the extent of its liability, if any. On April 4, 1997, the company entered into an Administrative Order on Consent ("AOC"), along with other PRPs, pursuant to which the PRPs will undertake certain response activities at the Master Metals Superfund Site. The company expects to be allocated a charge of 3.5% of an estimated $1.6 million to implement the work outlined in the AOC. The extent of the company's liability for future work at the Master Metals site, if any, is unknown. The company expects to pay an additional $160,000 to cover costs incurred at the Midwest Solvent Recovery Site through the end of 1997, as the site cleanup is completed.

     In October 1989, the U.S. Department of Justice brought a civil action under CERCLA against certain owners, operators and generators, seeking reimbursement of response costs incurred by U.S. EPA in connection with the Moyer Landfill in Collegeville, Pennsylvania. One of the defendants sued Ford Electronics and Refrigeration Corporation ("FERCO") and others as third party defendants. FERCO in turn sued the company, as a subsequent owner of the Site, for contribution as a third party defendant for the company's alleged hazardous waste materials sent to the Moyer Landfill through FERCO as the company's transporter. The company has agreed to settle the FERCO claim for $300,000, the payment of which will occur upon the entry of a Consent Decree between the Department of Justice and FERCO, which is expected to be consummated in the near future. The Consent Decree takes into account the company-FERCO settlement.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

             NAME                                        OFFICE HELD                           AGE
             ----                                        -----------                           ---
Roger A. Cregg.................  Executive Vice President, Chief Financial Officer since May   41
                                 1996. Chief Financial Officer at Sweetheart Cup Company from
                                 1990 to 1996.
Richard F. Vitkus..............  Senior Vice President, General Counsel since 1994. Secretary  57 since 1995. Previously Senior Vice President, General
                                 Counsel, and Director of Corporate Development at Vanstar
                                 Corporation (formerly ComputerLand Corporation) from 1991 to
                                 1994.
Peter S. Willmott..............  President and Chief Executive Officer since November 1996.    59
                                 Chairman, MacFrugal's Bargains Close-outs Inc., from 1990 to
                                 1997; Chairman and Chief Executive Officer, Willmott
                                 Services, Inc., from 1989 to 1997.
Dennis R. Winkleman............  Vice President - Human Resources since March 1996. Director,  46
                                 Human Resources, Case Corporation from 1990 to 1996.

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

     The high and low price range for the company's common stock by quarter for the past two years is included in the Unaudited Quarterly Financial Information which is contained in this report.

ITEM 6. SELECTED FINANCIAL DATA

     Five-Year Summary of Selected Financial Data

                                                 1996      1995*      1994*      1993*      1992*
                                                 ----      -----      -----      -----      -----
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Results of operations:
  Net sales..................................  $1,287.9   $1,273.9   $1,469.0   $1,228.2   $1,243.5
  Pre-tax income (loss)......................    (177.8)     (98.5)     (14.8)     (93.2)    (123.8)
  Net income (loss)..........................    (178.0)     (90.8)     (14.5)     (93.2)    (107.9)
Financial position:
  Total assets...............................  $  765.3   $  700.7   $  662.4   $  568.5   $  583.9
  Long-term debt.............................     152.7      168.8      182.0      170.0      149.5
  Stockholders' equity.......................     162.0      317.5      237.1      161.5      215.4
Per share of common stock (primary and fully
  diluted):
  Net income (loss)..........................  $  (2.73)  $  (1.85)  $   (.35)  $  (2.89)  $  (3.66)
  Book value.................................      2.44       5.00       5.19       4.50       7.12

-------------------------
* Restated for a change in the method of accounting for certain inventories. The effect of the change was to decrease the 1996 net loss by $2.7 million, decrease the 1995 net loss by $1.6 million, increase the 1994 net loss by $.3 million, decrease the 1993 net loss by $3.8 million and increase the 1992 net loss by $2.0 million. See Note Three of Notes to Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The statements of consolidated operations summarize operating results for the last three years. This section of Management's Discussion and Analysis highlights the main factors affecting the changes in operating results during the three-year period.

     REVENUES. Sales in 1996 were $1,288 million, up one percent from 1995 sales of $1,274 million. Sales in 1995 decreased 13 percent as compared to 1994 sales of $1,469 million.

     The company's core business -- the development, manufacture and distribution of a broad range of products for the delivery of video entertainment -- is composed of two major product areas, Consumer Electronics (which includes color picture tube operations) and Network Systems.

     In Consumer Electronics, the color TV market remains extremely competitive. Price competition continued during 1996 and 1995 forcing the company to reduce color TV prices in each year to maintain sales volumes and market share. This price competition may continue to adversely affect the company's performance.

     Consumer Electronics sales increased 3 percent in 1996 from 1995, driven largely by higher VCR sales. The company's domestic direct-view color television unit sales in 1996 were flat compared with 1995, while industry color TV unit sales to dealers declined. As a result, the company's market share increased slightly during 1996. The industry color TV unit sales to dealers (including projection television) decreased by 3 percent to 25.5 million units in 1996 (following a decrease of 4 percent to 26.2 million units in 1995 and an increase of 10 percent to 27.4 million units in 1994). The Zenith brand remains one of the top three U.S. color TV brands.

     Sales in 1996 were negatively impacted as the company suffered delays in production of new high-margin Consumer Electronics products.

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

     In color picture tube operations, sales of picture tubes to other manufacturers decreased 37 percent in 1996 from 1995 and the number of units sold was down 48 percent. The 1996 decrease was a result of increased competition in the market place along with a shift in the mix of items sold. These sales had increased 33 percent in 1995 from 1994, and the number of units sold was up 29 percent.

     In Network Systems, which includes the design and manufacture of set-top boxes and data modems sold primarily to the cable TV industry, 1996 sales were down significantly compared with 1995 due to slowing industry-wide demand for analog set-top boxes as cable operators prepare to launch digital networks. Industry and the company's shipments of cable modems, while still relatively small, rose during 1996. During the third quarter of 1996, the company signed a multi-year agreement with the Americast programming venture to provide up to 3 million digital set-top boxes to a consortium of telecommunications companies.

     In 1995, Network Systems sales increased 12 percent from 1994, reflecting the strength of the industry and the popularity of the company's high-performance analog set-top units. Sales also were aided by a multi-million-dollar agreement with the Malaysian pay television operation Mega TV to provide as many as 200,000 wireless cable decoders.

     Sales of non-core products, primarily power supplies and display monitors, decreased by 77 percent in 1995 from 1994, to less than 1 percent of total sales. These businesses were phased out or sold during 1994, although the company continued to manufacture power supplies for the purchaser of the magnetics business until April 1995.

     COSTS AND EXPENSES. In light of the company's net losses, the competitive environment and inflationary cost pressures, the company has undertaken major cost reduction programs in each of the last three years. These programs included cost control and profit improvement initiatives; design, manufacturing, logistics and distribution improvements; and business consolidations. The company continues to seek ongoing additional cost reduction opportunities.

     The 1996 results include approximately $80 million of non-recurring charges, reflecting actions taken by the company to stabilize its cost structure and improve operating performance. The majority of these charges related to selling, general and administrative expenses, but a significant amount of the charges were included in costs of products sold and negatively impacted the company's gross margin. The charges included in costs of products sold were primarily associated with inventories (particularly write-offs of excess and obsolete inventory), and also included charges for hourly employees severance.

     The Mexican peso devaluation, which began in December 1994, lowered peso-denominated costs -- including wages and salaries, utilities, supplies and materials in 1996 and 1995. These cost savings were offset by inflationary increases for purchased material and labor costs (Mexican labor contracts expire every two years and wages are renegotiated annually or more frequently under rapid devaluation or high inflation periods).

     Selling, general and administrative expenses were $168 million in 1996, $129 million in 1995 and $119 million in 1994. These expenses as a percent of revenues were 13 percent in 1996, 10 percent in 1995 and 8 percent in 1994. The increase in 1996, as compared to 1995, was the result of the unusual charges mentioned above. These items included severance charges for salaried employees (including executive severance), consulting fees and provisions for bad debts.

     The amount of these expenses in 1995, as compared to 1994, was relatively constant but the decline in sales caused the ratio to increase.

     Amounts that the company spends each year on engineering and research relating to new products and services and to improvements of existing products and services are expensed as incurred. These amounts were $47 million in 1996, $44 million in 1995 and $45 million in 1994. These expenses as a percentage of revenues were approximately 4 percent in each year during the three years ended December 31, 1996.

     OTHER OPERATING EXPENSE (INCOME). Other operating expense (income) is primarily composed of royalty income received from manufacturers of TV sets and VCRs who have taken licenses under some of the company's U.S. tuning system patents. Royalty income from tuning system patents was $27 million in 1996, $26 million in 1995 and $28 million in 1994. Also included in Other operating expense (income) are foreign exchange gains and losses. These amounts have traditionally not been material, but in 1994 the company recorded $4 million of foreign exchange gain, mainly as a result of the Mexican peso devaluation.

     RESTRUCTURING AND OTHER CHARGES. During the fourth quarter of 1996, the company recorded $9 million of restructuring charges. The restructuring was composed of $5 million of charges related to severance costs associated with employment reductions (mostly in the company's U.S. salaried workforce) and $4 million of charges associated with the shutdown of the company's wholly-owned Canadian distributor. Substantially all of the provisions are related to cash expenditures that will be made during 1997.

     During 1995, the company recorded $22 million of restructuring and other charges. The main component of this was a second-quarter charge of $18 million primarily to restructure its core Consumer Electronics and Network Systems business. The charge was mainly comprised of provisions made in anticipation of cash expenditures that were paid in the second half of 1995 or in the first half of 1996. The major elements of the restructuring related to severance expenses ($10 million) associated with employment reductions (mostly in the company's U.S. salaried workforce) and costs associated with realigned distribution activities ($3 million) as the company changed to direct-to-retail distribution on a nationwide basis. The remaining charges related to other non-recurring items, including certain environmental, legal and other regulatory matters, and trade receivable write-offs (primarily for accounts in Mexico as a result of the peso devaluation).

     The remainder of the 1995 charges related to fourth-quarter charges totaling $4 million that were incurred as a consequence of the LGE purchase of common stock.

     GAIN (LOSS) ON ASSET SALES. In 1996 and 1995, the gain (loss) on asset sales was not material. During 1994 the company realized a gain of $11 million on asset sales, including more than 3 million square feet of excess plant and office space, 98 acres of vacant land, and assets related to the magnetics business.

     INTEREST EXPENSE. Interest expense in 1996 was consistent with the 1994 amount, but was approximately $5 million less than the 1995 amount. The increased interest expense in 1995 resulted from higher funding requirements (at higher interest rates) for company operations. To assist in funding these requirements, the company entered into a $40 million Term Loan Agreement in May 1995.

     INCOME TAXES. Due to the company's continuing losses, provisions made for income taxes during the last three years have not been material. In 1995, the company recorded an income tax credit of $8 million (including interest) that related to a tax refund due the company as a result of certain foreign tax credit issues in audits of prior years.

     NET INCOME. As a result of the factors described above, net losses were $178 million in 1996, $91 million in 1995 $15 million in 1994. Corresponding per share losses were $2.73 in 1996, $1.85 in 1996 and $.35 in 1994.

     During 1996, the company announced a series of product initiatives based on its set-top box and cable modem technologies. The company has not yet recognized any revenues from these recently announced product initiatives. Whether the company will achieve significant revenues or profits from these product initiatives in the near term or ever will depend largely on market acceptance of the products and the existence of competitive products. The company expects from time to time in the future to announce other product initiatives. The ultimate contribution of any such initiatives to the financial performance of the company will similarly depend on such factors.

     In 1997, the company is focusing on higher-margin home theater TV systems, and expects to launch a multimillion-dollar national advertising campaign, the company's first in five years. In addition, the company is scheduled to begin initial shipments of new digital set-top boxes to telecommunications companies under the multi-year, $1 billion Americast contract signed in August 1996.

Cash Flows

     The statements of consolidated cash flows reflect the changes in cash for the last three years by classifying transactions into three major categories:
Operating, Investing and Financing activities.

     OPERATING ACTIVITIES. A principal use of the company's liquidity is the cash used by operating activities which consists of the company's net loss as adjusted for non-cash operating items and the changes in current assets and liabilities such as receivables, inventories and payables.

     In 1996, $24 million of cash was used by operating activities principally to fund $143 million of net losses from operations as adjusted for depreciation. The change in current accounts provided $116 million of cash and was principally composed of a $180 million increase in accounts payable and accrued expenses offset by a $53 million increase in inventories and a $8 million increase in receivables. The increase in accounts payable and accrued expenses was mainly due to increased amounts of accounts payable, composed of (i) contracts with LGE which permit the company to elect interest-bearing extended-payment terms ($107 million at December 31, 1996, and $9 million at December 31, 1995) and (ii) all other accounts payable ($110 million at December 31, 1996 and $63 million at December 31, 1995). The increase in the LGE extended payables is due to a lengthening of the terms, while the increase in the other accounts payable is due mainly to the increased levels of inventory. In addition, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill the 1995 obligation to salaried employees and some hourly employees. This issuance increased stockholders' equity by $5 million.

     In 1995, $33 million of cash was used by operating activities principally to fund $57 million of net losses from operations as adjusted for depreciation and a loss on asset sales. The change in current accounts provided $20 million of cash and was principally composed of a $51 million decrease in inventories offset by a $38 million decrease in accounts payable and accrued expenses. The decreases in inventories and accounts payable were due in part to lower levels of color TV production caused by lower sales levels. Inventories also were reduced as a result of process improvements implemented during 1995.

     In 1994, $42 million of cash was used by operating activities primarily to fund a $52 million change in current accounts, offset by $3 million in net income from operations as adjusted for depreciation and gains on the sales of assets. The change in current accounts was composed primarily of a $46 million increase in receivables (due to higher sales) and a $43 million increase in inventories (due mainly to increased levels of color television production in support of higher sales), partially offset by a $40 million increase in accounts payable and accrued expenses. In addition, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill the 1994 obligation to salaried employees and some hourly employees. This issuance increased stockholders' equity by $6 million.

     INVESTING ACTIVITIES. The principal recurring investing activity is the addition of property, plant and equipment. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear. In 1996, investing activities used $125 million of cash, which consisted of capital additions of $129 million offset by $4 million of proceeds from asset sales. In 1995, investing activities used $49 million of cash, which consisted of capital additions of $52 million offset by $3 million of proceeds from asset sales. In 1994, investing activities used $31 million of cash, which consisted of capital additions of $59 million, offset by $28 million of proceeds from asset sales.

     The level of capital additions in 1996 was significantly higher than the additions in 1995 primarily to support the expansion and modernization of the company's Melrose Park, Ill., picture tube plant, and its Chihuahua, Mexico, plant for digital set-top boxes. The company expects these capital projects, scheduled for completion in the first half of 1997, to yield significant productivity improvements. The level of capital additions in 1995 was consistent with the additions in 1994. Capital additions in 1995 included a new production line for projection TV picture tubes in the company's Juarez, Mexico, plant and new industrial robotics to perform labor-intensive production processes in the Melrose Park plant.

     The company is planning significant capital investment projects during 1997, primarily in the color picture tube area, which include the expansion of production capacity for color TV picture tubes, new automated production processes and the completion of new production lines for computer display tubes.

     FINANCING ACTIVITIES. Financing activities provided cash of $55 million in 1996, $167 million in 1995 and $62 million in 1994.

     In 1996, financing activities provided $55 million of cash, which included $47 million provided as a result of borrowings under the company's credit agreement and $15 million provided from sales of the company's common stock to employees of the company via the exercise of previously issued stock options. This was offset by $7 million of cash used to pay maturities of the Term Loan.

     The 1995 increase in cash provided was due to the company selling $171 million of common stock to investors, principally the sale at $10 per share of
16.5 million shares to LGE in November. In addition, the company sold 1.3 million shares to investors under a shelf registration statement. Cash also was provided during 1995 as the company entered into a Term Loan Agreement for $40 million. Cash was used during 1995 as the company repurchased $43 million principal amount of its 8.5% Convertible Senior Subordinated Debentures due 2000 and 2001, at par plus accrued interest. This repurchase resulted from the exercise by certain holders of the debentures of the right to require repurchase of all or a portion of the debentures following a change of control of the company, which occurred upon the purchase of a controlling interest in the company by LGE.

     In 1994, financing activities provided $62 million of cash, which included $84 million provided from sales of the company's common stock and $12 million from the sale of 8.5% Senior Subordinated Convertible Debentures due 2001. This was offset by $35 million of cash used to redeem the company's outstanding
12 1/8% Notes due 1995 at a redemption price equal to par value (plus accrued interest).

Financial Condition

     As of December 31, 1996, the company had $324 million of interest-bearing obligations which consisted of: (i) $115 million of 6 1/4 percent Convertible Subordinated Debentures due 2011 (the current portion of which is $6 million),
(ii) $24 million aggregate principal amount of 8.5 percent Senior Subordinated Convertible Debentures due 2000 and 2001, (iii) a $31 million Term Loan with General Electric Capital Corporation ("GE") (the current portion of which is $12 million), (iv) $47 million currently payable under a Credit Agreement with GE, and (v) $107 million of extended-term payables with LGE.

     On April 2, 1997, the company obtained new financing commitments which significantly enhance the company's liquidity and are consistent with its strategy to improve its operating and financial performance.

     One of the commitments is a three year $110 million credit facility composed of a $45 million term loan and a $65 million revolving credit line. This facility replaces the company's previous credit agreement and term loan with General Electric Capital Corporation. The term loan requires scheduled quarterly principal payments of $2 million with a balloon payment of $20 million at maturity. Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, trademarks and tuner patent royalties, along with the related patents and licenses. Interest on borrowings is based on market rates. The facility contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter.

     A second commitment is a three year trade receivables securitization which is provided through a Citicorp commercial paper conduit. The availability of funds under this receivable securitization is subject to receivables eligibility based on such items as agings, concentrations, dilution and loss history, subject to a maximum amount that is currently $130 million, but can be increased to $200 million, assuming additional bank commentments. LGE provides support for this facility through a performance undertaking and a letter of credit. This trade receivable securitization was accounted for as a sale of receivables.

     Also, on April 2, 1997, the company entered into an $87 million sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Ill., plant and in its Reynosa and Juarez, Mexico, facilities. The term of the lease is 12 1/2 years and annual payments under the lease will average approximately $10 million. The company's, payment obligations, along with certain other items under the lease agreement are fully guaranteed by LGE. The lease of the manufacturing equipment was accounted for as an operating lease.

     Additionally on April 2, 1997, the company and LGE entered into an arrangement whereby certain of the company's accounts payables arising in the ordinary course of business with LGE will be extended for certain periods of time with interest being charged on the amounts extended.

     In return for LGE providing support for the securitizations and the sale-leaseback transaction and the extended-term payables arrangement, the company will grant options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, exercisable over time. The accounting for these stock options will be based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments.

     Upon the closing of the new financing agreements described above, the company received $142 million of cash of which $77 million was used to pay off outstanding balances under the credit agreement and term loan agreement with General Electric Capital Corporation. The remainder of the funds was used to pay certain vendors, to pay fees related to the new financing agreements and for general corporate purposes.

     As part of this refinancing, and to provide for contingencies, the company has agreed to raise an additional $33 million by the end of the third quarter of 1997 through additional sale-leaseback transactions. There can be no assurance that the company will be able to enter into such sale-leaseback transactions, or that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events. However, the company believes that its new financing commitments and the extended-term payables available from LGE, together with its fulfillment of the additional sale-leaseback obligations, will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1997.

Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in 1996. The new accounting standard (which is effective beginning in 1997) provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement was adopted by the company during 1997 in connection with the new three year trade receivables securitization that was entered into on April 2, 1997. Pursuant to the new statement, the trade receivable securitization was accounted for as a sale of receivables.

     The American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1 "Environmental Remediation Liabilities" in 1996. The new SOP (which is effective beginning in 1997) provides a nonauthoritative discussion of major federal legislation dealing with environmental laws and authoritative guidance on specific accounting issues that are present in the recognition, measurement and disclosure of environmental remediation liabilities. The effects of adopting this SOP are to be considered a change in an estimate and recorded solely on a prospective basis. The company has not yet quantified the impact, if any, on the consolidated financial position or results of operations of the company as a result of the new SOP.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information required by Item 8 is contained in Item 14 of
Part IV of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the sections entitled "Board and Committee Meetings and Directors' Compensation", "Summary Compensation Table", "Employment Agreements", "Option/SAR Grants in 1996", "Aggregated Option/SAR Exercises in 1996 and Year-End Option/SAR Values" and "Pension Plan" from the company's definitive Proxy Statement, copies of which will be electronically transmitted to the Commission via EDGAR.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the sections entitled "Nominees for Election as Directors" and "Related Party Transactions" from the company's definitive Proxy Statement, copies of which will be electronically transmitted to the Commission via EDGAR.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The following Consolidated Financial Statements of Zenith Electronics Corporation, the Report of Independent Public Accountants, and the Unaudited Quarterly Financial Data are included in this report:

        Statements of Consolidated Operations and Retained Earnings -- Years ended December 31, 1996, 1995 and 1994

        Consolidated Balance Sheets -- December 31, 1996 and 1995

        Statements of Consolidated Cash Flows -- Years ended December 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

        Report of Independent Public Accountants

        Unaudited Quarterly Financial Information

     (a) 2. The following consolidated financial statement schedule for Zenith Electronics Corporation is included in this report:

        Schedule II -- Valuation and Qualifying Accounts

     The Report of Independent Public Accountants on Financial Statement
Schedule is included in this report:

     All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits:

  (3a) Restated Certificate of Incorporation of the company, as amended (incorporated by reference to Exhibit 3(a) to the company's Annual Report on Form 10-K for the year ended
          December 31, 1992)
  (3b)    Certificate of Amendment to Restated Certificate of
          Incorporation of the company dated May 4, 1993 (incorporated by reference to Exhibit 4(l) of the company's Quarterly
          Report on Form 10-Q for the quarter ended April 3, 1993)
  (3c) By-Laws of the company, as amended (incorporated by reference to Exhibit 3 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995)
  (4a)    Indenture dated as of April 1, 1986 between Zenith
          Electronics Corporation and The First National Bank of
          Boston as Trustee with respect to the 6 1/4% Convertible
          Subordinated Debentures due 2011 (incorporated by reference to Exhibit 1 of the company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1991)
  (4b) Debenture Purchase Agreement dated as of November 19, 1993 with the institutional investors named therein (incorporated by reference to Exhibit 4(a) of the company's Current Report on Form 8-K dated November 19, 1993)
  (4c)    Amendment No. 1 dated November 24, 1993 to the Debenture
          Purchase Agreement dated as of November 19, 1993 with the institutional investor named therein (incorporated by reference to Exhibit 4(a) of the company's Current Report on Form 8-K dated November 24, 1993)
  (4d)    Amendment No. 2 dated as of January 11, 1994 to the
          Debenture Purchase Agreement dated as of November 19, 1993
          (incorporated by reference to Exhibit 4(c) of the company's
          Current Report on Form 8-K dated January 11, 1994)

  (4e)    Debenture Purchase Agreement dated as of January 11, 1994
          with the institutional investor named therein (incorporated by reference to Exhibit 4(a) of the company's Current Report on Form 8-K dated January 11, 1994)
*(10a)    1987 Zenith Stock Incentive Plan (as amended) (incorporated by reference to Exhibit A of the company's definitive Proxy
          Statement dated March 13, 1992)
*(10b)    Form of Amended and Restated Employment Agreement with
          Gerald M. McCarthy and Albin F. Moschner (incorporated by
          reference to Exhibit 2 of the company's Report on Form 10-K for the year ended December 31, 1990)
*(10c)    Form of Employee Stock Option Agreement (incorporated by
          reference to Exhibit 10e of the company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)
*(10d)    Letter Agreement, dated October 21, 1991, with Albin F.
          Moschner (incorporated by reference to Exhibit 10u of the
          company's Report on Form 10-K for the year ended December
          31, 1991)
*(10e)    Form of Indemnification Agreement with Officers and
          Directors (incorporated by reference to Exhibit 8 of the
          company's Report on Form 10-K for the year ended December
          31, 1989)
*(10f)    Form of Directors 1989 Stock Units Compensation Agreement
          with T. Kimball Brooker (1000 units) (incorporated by
          reference to Exhibit 9 of the company's Report on Form 10-K for the year ended December 31, 1989)
*(10g)    Form of Directors 1990 Stock Units Compensation Agreement
          with T. Kimball Brooker, Andrew McNally IV and Peter S.
          Willmott (1000 units each) (incorporated by reference to
          Exhibit 6 of the company's Report on Form 10-K for the year ended December 31, 1990)
*(10h)    Form of Directors 1991 Stock Units Compensation Agreement
          with T. Kimball Brooker, Andrew McNally IV and Peter S.
          Willmott (1,000 units each) (incorporated by reference to
          Exhibit 10d of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1991)
*(10i)    Form of Amendment, dated as of July 24, 1991, to Directors
          Stock Units Compensation Agreements for 1990 and 1991
          (incorporated by reference to Exhibit 10e of the company's
          Quarterly Report on Form 10-Q for the quarter ended June 29,
          1991)
*(10j)    Directors Retirement Plan and form of Agreement
          (incorporated by reference to Exhibit 10 of the company's
          Report on Form 10-K for the year ended December 31, 1989)
*(10k)    Form of Amendment, dated as of July 24, 1991, to Directors
          Retirement Plan and form of Agreement (incorporated by
          reference to Exhibit 10f of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1991)
*(10l)    Supplemental Executive Retirement Income Plan effective as of January 1, 1994 (incorporated by reference to Exhibit
          10ab to the company's Annual Report on Form 10-K for the
          year ended December 31, 1994)
*(10m)    Supplemental Salaried Profit Sharing Retirement Plan
          effective as of January 1, 1994 (incorporated by reference to Exhibit 10ac to the company's Annual Report on Form 10-K for the year ended December 31, 1994)
 (10n)    Stock Purchase Agreement dated July 17, 1995, between Zenith
          Electronics Corporation and LG Electronics, Inc.
          (incorporated by reference to Exhibit 2 of the company's
          Report on Form 8-K dated July 17, 1995)
*(10o)    Resignation letter of Albin F. Moschner as president, chief executive officer and director of the company (incorporated by reference to Exhibit 10 of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996)
*(10p)    Employment Agreement, dated January 1, 1997, between Roger
          A. Cregg and Zenith Electronics Corporation
*(10q)    Employment Agreement, dated January 1, 1997, between Richard
          F. Vitkus and Zenith Electronics Corporation

*(10r)    Employment Agreement, dated January 1, 1997, between Peter
          S. Willmott and Zenith Electronics Corporation
*(10s)    Employment Agreement, dated January 1, 1997, between Dennis
          R. Winkleman and Zenith Electronics Corporation
  (18)    Letter re change in accounting principle
  (21)    Subsidiaries of the company
  (23)    Consent of Independent Public Accountants
  (27)    Financial Data Schedule for the Year ended December 31, 1996

-------------------------
* Represents a management contract, compensation plan or arrangement.

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

                                          ZENITH ELECTRONICS CORPORATION
                                          (Registrant)

                                          By:      /s/ PETER S. WILLMOTT

                                            ------------------------------------
                                                     Peter S. Willmott
                                               President and Chief Executive
                                                           Officer

                                          Date: April 15, 1997

                                             -----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURES                                      TITLE                         DATE
                   ----------                                      -----                         ----

             /s/ T. KIMBALL BROOKER                 Director                                April 15, 1997
------------------------------------------------
               T. Kimball Brooker

                /s/ KI-SONG CHO                     Director                                April 15, 1997
------------------------------------------------
                  Ki-song Cho

             /s/ EUGENE B. CONNOLLY                 Director                                April 15, 1997
------------------------------------------------
               Eugene B. Connolly

              /s/ ROBERT A. HELMAN                  Director                                April 15, 1997
------------------------------------------------
                Robert A. Helman

            /s/ CHA HONG (JOHN) KOO                 Director                                April 15, 1997
------------------------------------------------
              Cha Hong (John) Koo

                 /s/ HUN JO LEE                     Director                                April 15, 1997
------------------------------------------------
                   Hun Jo Lee

             /s/ ANDREW MCNALLY IV                  Director                                April 15, 1997
------------------------------------------------
               Andrew McNally IV

                  /s/ YONG NAM                      Director                                April 15, 1997
------------------------------------------------
                    Yong Nam

             /s/ PETER S. WILLMOTT                  Director                                April 15, 1997
------------------------------------------------
               Peter S. Willmott

               /s/ ROGER A. CREGG                   Executive Vice President, and Chief     April 15, 1997
------------------------------------------------    Financial Officer (Principal
                 Roger A. Cregg                     Financial Officer)

                   INDEX TO FINANCIAL STATEMENTS AND EXHIBITS

Consolidated Financial Statements
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
Unaudited Quarterly Financial Data
Report of Independent Public Accountants on Financial
  Statement Schedule
Financial Statement Schedule:
     Schedule II -- Valuation and Qualifying Accounts
        Exhibits:
        (10p)  Employment Agreement, dated January 1, 1997, between Roger
               A. Cregg and Zenith Electronics Corporation
        (10q)  Employment Agreement, dated January 1, 1997, between Richard
               F. Vitkus and Zenith Electronics Corporation
        (10r)  Employment Agreement, dated January 1, 1997, between Peter
               S. Willmott and Zenith Electronics Corporation
        (10s)  Employment Agreement, dated January 1, 1997, between Dennis
               R. Winkleman and Zenith Electronics Corporation
        (18)   Letter re change in accounting principle
        (21)   Subsidiaries of the company
        (23)   Consent of Independent Public Accountants
        (27)   Financial Data Schedule for the Year ended December 31, 1996

                       CONSOLIDATED FINANCIAL STATEMENTS

                         ZENITH ELECTRONICS CORPORATION

          STATEMENTS OF CONSOLIDATED OPERATIONS AND RETAINED EARNINGS

                                                                        YEAR ENDED DECEMBER 31
                                                                ---------------------------------------
                                                                  1996           1995*          1994*
                                                                  ----           -----          -----
                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues
  Net sales.................................................     $1,287.9       $1,273.9       $1,469.0
                                                                 --------       --------       --------
Costs, Expenses and Other
  Cost of products sold.....................................      1,257.0        1,188.8        1,348.8
  Selling, general and administrative.......................        167.8          128.8          118.8
  Engineering and research..................................         46.7           43.5           45.4
  Other operating expense (income), net (Notes One and
     Nine)..................................................        (26.3)         (30.1)         (33.6)
  Restructuring and other charges (Note Six)................          9.3           21.6             --
                                                                 --------       --------       --------
Income
  Operating income (loss)...................................       (166.6)         (78.7)         (10.4)
  Gain (loss) on asset sales, net (Note Eleven).............           .3           (1.7)          11.0
  Interest expense..........................................        (15.1)         (19.9)         (15.9)
  Interest income...........................................          3.6            1.8             .5
                                                                 --------       --------       --------
  Income (loss) before income taxes.........................       (177.8)         (98.5)         (14.8)
  Income taxes (credit) (Note Seven)........................           .2           (7.7)           (.3)
                                                                 --------       --------       --------
  Net income (loss).........................................     $ (178.0)      $  (90.8)      $  (14.5)
                                                                 ========       ========       ========
Per Share
  Income (loss) per common share (Note One).................     $  (2.73)      $  (1.85)      $   (.35)
                                                                 ========       ========       ========
Retained Earnings
  Balance at beginning of year..............................     $ (184.3)      $  (93.5)      $  (79.0)
  Net income (loss).........................................       (178.0)         (90.8)         (14.5)
                                                                 --------       --------       --------
  Retained earnings (deficit) at end of year................     $ (362.3)      $ (184.3)      $  (93.5)
                                                                 ========       ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                          * Restated, see Note Three.

                         ZENITH ELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1996       1995*
                                                                 ----       -----
                                                                  (IN MILLIONS)
ASSETS
Current Assets
  Cash (Note One)...........................................    $    --    $  93.2
  Receivables, net of allowance for doubtful accounts of
     $6.2 and $3.6..........................................      208.3      201.3
  Inventories (Note Ten)....................................      255.7      202.6
  Other.....................................................       11.1        7.8
                                                                -------    -------
       Total current assets.................................      475.1      504.9
Noncurrent Assets
  Property, plant and equipment, net (Note Eleven)..........      278.3      184.7
  Other (Note One)..........................................       11.9       11.1
                                                                -------    -------
       Total assets.........................................    $ 765.3    $ 700.7
                                                                =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt (Note Twelve).............................    $  47.0    $    --
  Current portion of long-term debt (Note Thirteen).........       17.8        9.0
  Accounts payable..........................................      109.6       62.9
  Accounts payable to related party (Note Five).............      124.5        8.9
  Compensation and retirement benefits (Note Sixteen).......       43.2       30.8
  Product warranties........................................       32.1       28.4
  Co-op advertising and merchandising programs..............       20.5       29.9
  Income taxes payable......................................        1.3        1.2
  Other accrued expenses....................................       54.6       43.3
                                                                -------    -------
       Total current liabilities............................      450.6      214.4
Noncurrent Liabilities
  Long-term debt (Note Thirteen)............................      152.7      168.8
Stockholders' Equity
  Preferred stock, $1 par value; 8,000,000 shares
     authorized; none outstanding...........................         --         --
  Common stock, $1 par value; 150,000,000 shares authorized;
     66,564,119 and 63,542,922 shares issued................       66.6       63.5
  Additional paid-in capital................................      459.4      440.0
  Retained earnings (deficit)...............................     (362.3)    (184.3)
  Cost of 105,181 common shares in treasury.................       (1.7)      (1.7)
                                                                -------    -------
       Total stockholders' equity (Note Fourteen)...........      162.0      317.5
                                                                -------    -------
       Total liabilities and stockholders' equity...........    $ 765.3    $ 700.7
                                                                =======    =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                          * Restated, see Note Three.

                         ZENITH ELECTRONICS CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                INCREASE (DECREASE) IN CASH
                                                                  YEAR ENDED DECEMBER 31
                                                                ---------------------------
                                                                 1996      1995*     1994*
                                                                 ----      -----     -----
                                                                       (IN MILLIONS)
Cash Flows from Operating Activities
  Net income (loss).........................................    $(178.0)   $(90.8)   $(14.5)
  Adjustments to reconcile net income (loss)
     to net cash used by operations:
  Depreciation..............................................       35.0      32.1      28.8
  Employee retirement plan contribution in stock............        5.3        --       6.0
  (Gain) loss on asset sales, net...........................        (.3)      1.7     (11.0)
  Other.....................................................        1.6        .5       (.2)
  Changes in assets and liabilities:
  Current accounts..........................................      116.4      19.9     (51.8)
  Other assets..............................................       (3.9)      3.4        .6
                                                                -------    ------    ------
Net cash used by operating activities.......................      (23.9)    (33.2)    (42.1)
                                                                -------    ------    ------
Cash Flows from Investing Activities
  Capital additions.........................................     (129.0)    (51.9)    (58.9)
  Proceeds from asset sales.................................        4.3       2.9      27.5
                                                                -------    ------    ------
  Net cash used by investing activities.....................     (124.7)    (49.0)    (31.4)
                                                                -------    ------    ------
Cash Flows from Financing Activities
  Short-term borrowings, net................................       47.0        --        --
  Proceeds from issuance of long-term debt..................         --      40.0      12.0
  Proceeds from issuance of common stock, net...............       15.7     170.7      84.1
  Principal payments on long-term debt......................       (7.3)    (44.2)    (34.5)
                                                                -------    ------    ------
  Net cash provided by financing activities.................       55.4     166.5      61.6
                                                                -------    ------    ------
Cash
  Increase (decrease) in cash...............................      (93.2)     84.3     (11.9)
  Cash at beginning of year.................................       93.2       8.9      20.8
                                                                -------    ------    ------
  Cash at end of year.......................................    $    --    $ 93.2    $  8.9
                                                                -------    ------    ------
Changes in Current Assets and Liabilities
  Increase (decrease) in cash attributable to changes in:
  Receivables, net..........................................    $  (7.5)   $ 10.2    $(45.5)
  Income taxes, net.........................................         .1      (6.0)      (.2)
  Inventories...............................................      (53.1)     51.4     (42.4)
  Other assets..............................................       (3.3)      2.2      (3.8)
  Accounts payable and accrued expenses.....................      180.2     (37.9)     40.1
                                                                -------    ------    ------
       Net change in current accounts.......................    $ 116.4    $ 19.9    $(51.8)
                                                                =======    ======    ======
Supplemental Disclosure
Supplemental disclosure of cash flow information --
  Cash paid (refunded) during the period for:
     Interest...............................................    $  14.1    $ 20.6    $ 17.6
     Income taxes...........................................         .9       (.1)      (.1)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                          * Restated, see Note Three.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE -- SIGNIFICANT ACCOUNTING POLICIES:

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

     Inventories: Inventories are stated at the lower of cost or market. Costs are determined for all inventories using the first-in, first-out (FIFO) method.

     Properties and depreciation: Property, plant and equipment is stated at cost. Additions of machinery and equipment with lives of eight years or more are depreciated by the straight-line method over their useful lives, which range between 8 to 12 years. Accelerated methods are used for depreciation of all other machinery and equipment items, including high technology equipment that may be subject to rapid economic obsolescence. Useful lives for these items range from 4 to 5 years. Additions of buildings are depreciated by the straight-line method over their useful lives which range from 10 to 33 years.

     Property held for disposal is stated at the lower of cost or estimated net realizable value. As of December 31, 1995, $3.4 million of property held for disposal was included in Other noncurrent assets and included certain facilities and land no longer used in the company's operations.

     Most tooling expenditures are charged to expense in the year acquired, except for picture tube tooling, which is amortized over four years. Certain production fixtures are capitalized as machinery and equipment.

     Rental expenses under operating leases were $12.8 million, $15.3 million and $13.6 million in 1996, 1995 and 1994, respectively. These expenses will be significantly higher in future years due to the sale-leaseback transaction that was entered into subsequent to December 31, 1996. See Note Two for additional information on the sale-leaseback transaction.

     The company capitalizes interest on major capital projects. The company capitalized $2.3 million of interest in 1996. These amounts were not material in 1995 and 1994.

     Engineering, research, product warranty and other costs: Engineering and research costs are expensed as incurred. Estimated costs for product warranties are provided at the time of sale based on experience factors. The costs of co-op advertising and merchandising programs are also provided at the time of sale.

     Foreign currency: The company uses the U.S. dollar as the functional currency for all foreign subsidiaries. Foreign exchange gains and losses are included in Other operating expense (income) and netted to a $3.6 million gain in 1994. These amounts were not material in 1996 and 1995.

     Earnings per share: Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6 1/4 percent convertible subordinated debentures and the 8.5 percent convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The number of shares used in the computation were
65.2 million, 49.2 million and 42.0 million in 1996, 1995 and 1994, respectively.

     Stock options: During 1996, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The new accounting standard requires the company to value all stock-based compensation based on the estimated fair value at the grant date and spread the deemed cost over the vesting period. The standard permits a choice of whether to charge operations or disclose the calculated cost, as pro forma information. The company has chosen to disclose the calculated cost, as pro forma information (see Note Fifteen).

     Impairment of Long-lived Assets: The company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. The company has not recognized any material impairment losses for the three years ended December 31, 1996. Management does not believe any material impairment of long-lived assets exists as of December 31, 1996.

NOTE TWO -- SUBSEQUENT EVENT:

     On April 2, 1997, the company obtained new financing commitments which significantly enhance the company's liquidity and are consistent with its strategy to improve its operating and financial performance.

     One of the commitments is a three year $110 million credit facility composed of a $45 million term loan and a $65 million revolving credit line. This facility replaces the company's previous credit agreement and term loan with General Electric Capital Corporation. The term loan requires scheduled quarterly principal payments of $2 million with a balloon payment of $20 million at maturity. Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, trademarks and tuner patent royalties, along with the related patents and licenses. Interest on borrowings is based on market rates. The facility contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter.

     A second commitment is a three year trade receivables securitization which is provided through a Citicorp commercial paper conduit. The availability of funds under this receivable securitization is subject to receivables eligibility based on such items as agings, concentrations, dilution and loss history, subject to a maximum amount that is currently $130 million, but can be increased to $200 million, assuming additional bank committments. LGE provides support for this facility through a performance undertaking and a letter of credit.

     Also, on April 2, 1997, the company entered into an $87 million sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Ill., plant and in its Reynosa an Juarez, Mexico, facilities. The term of the lease is 12 1/2 years and annual payments under the lease will average approximately $10 million. The company's, payment obligations, along with certain other items under the lease agreement are fully guaranteed by LGE.

     Additionally on April 2, 1997, the company and LGE entered into an arrangement whereby certain of the company's accounts payables arising in the ordinary course of business with LGE will be extended for certain periods of time with interest being charged on the amounts extended.

     In return for LGE providing support for the securitizations and the sale-leaseback transaction and the extended-term payables arrangement, the company will grant options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, excercisable over time. The accounting for these stock options will be based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments.

     Upon the closing of the new financing agreements described above, the company received $142 million of which $77 million was used to pay off outstanding balances under the credit agreement and term loan agreement with General Electric Capital Corporation. The remainder of the funds was used to pay certain vendors, to pay fees related to the new financing agreements and for general corporate purposes.

NOTE THREE -- ACCOUNTING CHANGE:

     Effective January 1, 1996, the company changed its inventory costing method for its picture tube inventories from LIFO to FIFO. There has been a strategic marketing shift in the company toward selling more larger-screen television sets and less smaller-screen sets. The picture tubes for the smaller-screen television sets are manufactured by the company and have been costed using LIFO. It is expected that the LIFO picture tube inventory pool will decrease and this decrease would create a LIFO liquidation resulting in a poor matching of current costs with current revenues. As a result, the company believes that the FIFO method is preferable as it will provide a more appropriate and consistent matching of costs against revenues. This change in accounting had no material impact on quarterly results and as a result, quarterly information is not restated.

     The effect of the change in accounting principle was to reduce the net loss reported for 1996 by $2.7 million, or $.04 per share, The change has been applied to prior years by retroactively restating the financial statements. The effect of this restatement was to increase retained earnings as of January 1, 1994 by $9.1 million. The restatement increased 1995 net income by $1.6 million, or $.03 per share, and decreased 1994 net income by $.3 million, or $.01 per share.

NOTE FOUR -- FINANCIAL RESULTS AND LIQUIDITY:

     The company has incurred net losses of $178.0 million, $90.8 million and $14.5 million in 1996, 1995 and 1994, respectively. For many years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from cost reduction programs, these lower color television prices together with inflationary cost increases have more than offset such cost reduction benefits.

     As discussed in Note Two, the company has recently obtained new financing commitments that significantly enhance the company's liquidity and are consistent with its strategy to improve its operating and financial performance. As part of this refinancing, and to provide for contingencies, the company has agreed to raise an additional $33 million by the end of the third quarter of 1997 through additional sale-leaseback transaction. There can be no assurance that the company will be able to enter into such sale leaseback transactions, or that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events. However, the company believes that its new financing commitments and the extended-term payables available from LGE, together with its fulfillment of the additional sale-leaseback obligations, will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1997.

NOTE FIVE -- RELATED PARTY:

     In November 1995, a change in control of the company occurred, in which LG Electronics, Inc., and LG Semicon Company, Ltd., corporations organized under the laws of the Republic of Korea ("LGE"), purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of December 31, 1996, LGE owned 36,569,000 shares of common stock of the company which represents 55 percent of the outstanding common stock. As described in Note Two, the company will grant options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, excercisable over time.

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

     The following represent the most significant transactions between the company and LGE during 1996 and 1995, all of which, in the opinion of management, were made at an arms-length basis:

     Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $128.8 million and $87.2 million of these items in 1996 and 1995, respectively. Sales of products purchased from LGE and its affiliates contributed $141.4 million and $92.5 million to sales in 1996 and 1995, respectively, and $12.6 million and $5.3 million to gross margin in 1996 and 1995, respectively.

     Product and other sales: The company sells CRT tubes and yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales in 1996 and 1995 by the company to LGE and its affiliates were $29.4 million and $31.7 million, respectively, with a contribution of $(1.3) million and $2.8 million to gross margin, respectively.

     Technical agreements: The company and LGE are currently operating under several technology agreements and licenses, including: LGE engineering support for HDTV development and related technical and intellectual property; technology and patent licenses to LGE to develop flat tension mask products; and agreements granting LGE the right to use the company's patents on TV tuners. LGE's net payment in 1996 and 1995 to the company under these agreements and licenses was $1.0 million and $1.1 million, respectively.

     Service Assistance: In 1996, employees of LGE provided certain services to the company for which LGE was not compensated. The value of these services was not material in 1996.

     As of December 31, 1996 and 1995, receivables included $2.4 million and $7.7 million, respectively, from LGE and its affiliates and accounts payable included $124.5 million and $8.9 million, respectively, to LGE and its affiliates. LGE has agreed to extended payment terms for certain of the accounts payable to them. The amount of extended payables was $106.8 million and $8.8 million as of December 31, 1996 and 1995, respectively. The company is charged interest on the extended period at negotiated rates.

     In December 1996, the company closed its wholly-owned Canadian distributor and sold the remaining inventory to LGE at book value. The company entered into a Distributor Agreement with LGE whereby LGE will be the Canadian distributor for the company.

     LGE is providing support for certain financing activities of the company that were entered into subsequent to December 31, 1996. See Note Two for further discussion.

NOTE SIX -- RESTRUCTURING AND OTHER CHARGES:

     During the fourth quarter of 1996, the company recorded $9.3 million of restructuring charges. The restructuring was composed of $5.2 million of charges related to severance costs associated with employment reductions (mostly in the company's U.S. salaried workforce) and $4.1 million of charges associated with the shutdown of the company's wholly-owned Canadian distributor. Substantially all of the provisions are related to cash expenditures that will be made during 1997.

     During the fourth quarter of 1995, the company recorded charges totaling $3.6 million that were incurred as a consequence of the LGE purchase of common stock as described in Note Five. During the second quarter of 1995, the company recorded a charge of $18.0 million primarily to restructure its core Consumer Electronics and Network Systems business. The major elements of the restructuring related to severance expenses associated with employment reductions, primarily in the company's U.S. salaried workforce and costs associated with realigned distribution activities as the company changed to direct-to-retail distribution on a nationwide basis. The remaining charges related to other non-recurring items, including certain environmental, legal and other regulatory matters, along with trade receivable write-offs (primarily for accounts in Mexico as a result of the December 1994 peso devaluation).

NOTE SEVEN -- INCOME TAXES:

     The components of income taxes (credit) were:

                                                            YEAR ENDED DECEMBER 31
                                                          --------------------------
                                                          1996      1995       1994
                                                          ----      ----       ----
                                                                (IN MILLIONS)
Currently payable (refundable):
  Federal...............................................   $--      $(7.8)     $ (.5)
  State.................................................   .2          .1         .2
                                                           ---      -----      -----
     Total income taxes (credit)........................   $.2      $(7.7)     $ (.3)
                                                           ===      =====      =====

     The $7.7 million income tax credit in 1995 included a $7.5 million tax refund (including interest) due the company as a result of certain foreign tax credit issues in audits of prior years. The company expects to receive this tax refund during 1997.

     The statutory federal income tax rate and the effective tax rate are compared below:

                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                        1996     1995     1994
                                                        ----     ----     ----
Statutory federal income tax rate.....................  (35.0)%  (35.0)%  (35.0)%
State income taxes, net...............................     --       .1       .7
Foreign tax effects...................................    1.0      1.5     21.9
Tax benefits not recognized subject to future
  realization.........................................   34.0     33.5     13.4
Net operating loss carryback/refund...................     --     (8.4)    (3.2)
                                                        -----    -----    -----
Effective tax rate....................................    (--)%   (8.3)%   (2.2)%
                                                        =====    =====    =====

     Deferred tax assets (liabilities) are comprised of the following:

                                                                   YEAR ENDED
                                                                  DECEMBER 31
                                                               ------------------
                                                                1996       1995
                                                                ----       ----
                                                                 (IN MILLIONS)
Loss carryforwards.........................................    $ 228.2    $ 163.8
Inventory valuation........................................       23.8       23.8
Product warranty...........................................       11.5       11.1
Co-op advertising..........................................        6.3        2.5
Merchandising..............................................        3.8        5.4
Other......................................................       38.0       14.6
                                                               -------    -------
     Deferred tax assets...................................      311.6      221.2
                                                               -------    -------
Depreciation...............................................       (6.6)     (17.5)
Employee benefits..........................................         --        (.7)
Other......................................................        5.5      (14.7)
                                                               -------    -------
     Deferred tax liabilities..............................       (1.1)     (32.9)
                                                               -------    -------
Valuation allowance........................................     (310.5)    (188.3)
                                                               -------    -------
     Net deferred tax assets...............................    $    --    $    --
                                                               =======    =======

     The valuation allowance was established since the realization of these assets cannot be reasonably assured, given the company's recurring losses.

     As of December 31, 1996, the company had $555.4 million of total net operating loss carryforwards (NOLs) available for federal income tax purposes (which expire from 2004 through 2011) and unused tax credits of $3.6 million (which expire from 2000 through 2002).

     The stock purchase by LGE described in Note Five created an "ownership change" of the company for federal income tax purposes, with the effect that the company's annual usage of its NOLs will be limited to approximately $27 million, which represents the product of (i) a tax-exempt rate of return announced monthly by the Internal Revenue Service (5.75 percent for ownership changes occurring in the month of November 1995) and (ii) the value of the company immediately before the ownership change, as determined under applicable tax regulations. This limitation, appropriately modified, will also apply to the company's utilization of most of its tax credit carryovers. The effect of this annual limit will depend upon the generation of sufficient taxable income in the future and certain other factors.

NOTE EIGHT -- GEOGRAPHIC SEGMENT DATA:

     The company's operations involve a dominant industry segment -- the design, development, manufacture and distribution of video products, including color TV sets, VCRs and other consumer electronics products, color picture tubes, cable TV products and parts and accessories for these products.

     Financial information, summarized by geographic area, is as follows:

                                                        YEAR ENDED DECEMBER 31
                                                 ------------------------------------
                                                   1996          1995          1994
                                                   ----          ----          ----
                                                            (IN MILLIONS)
Net sales to unaffiliated customers:
  Domestic companies...........................  $1,221.4      $1,212.7      $1,365.2
  Foreign companies............................      66.5          61.2         103.8
                                                 --------      --------      --------
          Total net sales......................  $1,287.9      $1,273.9      $1,469.0
                                                 ========      ========      ========
Income (loss) before income taxes:
  Domestic companies...........................  $ (171.5)     $  (94.5)     $   (8.7)
  Foreign companies............................      (6.3)         (4.0)         (6.1)
                                                 --------      --------      --------
          Total income (loss) before income
            taxes..............................  $ (177.8)     $  (98.5)     $  (14.8)
                                                 ========      ========      ========
Identifiable assets:
  Domestic companies...........................  $  615.5      $  548.5      $  512.0
  Foreign companies............................     149.8         152.2         150.4
                                                 --------      --------      --------
          Total identifiable assets............  $  765.3      $  700.7      $  662.4
                                                 ========      ========      ========

     Foreign operations consist of manufacturing and sales subsidiaries in Mexico, a distribution subsidiary in Canada (which was closed in December 1996) and a purchasing office in Taiwan. Sales to affiliates are principally accounted for at amounts based on local costs of production plus a reasonable return.

     Sales to a single customer, Circuit City Stores, Inc., amounted to $187.2 million (15 percent) in 1996, $172.1 million (14 percent) in 1995 and $180.8 million (12 percent) in 1994. Sales to a second customer, Sears, Roebuck and Company, accounted for $140.9 million (11 percent) in 1996. No other customer accounted for 10 percent or more of net sales.

NOTE NINE -- OTHER OPERATING EXPENSE (INCOME):

     Major manufacturers of TVs and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuning system patents (the licenses expire in 2003). Royalty income related to the tuning system patents was $26.6 million, $25.9 million and $27.9 million in 1996, 1995 and 1994, respectively, and is included in Other operating expense (income).

NOTE TEN -- INVENTORIES:

     Inventories consisted of the following:

                                                                 DECEMBER 31
                                                            ---------------------
                                                             1996           1995
                                                             ----           ----
                                                                (IN MILLIONS)
Raw materials and work-in-process.........................  $152.1         $128.7
Finished goods............................................   103.6           73.9
                                                            ------         ------
Total inventories.........................................  $255.7         $202.6
                                                            ======         ======

NOTE ELEVEN -- PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following:

                                                                  DECEMBER 31
                                                               ------------------
                                                                1996       1995
                                                                ----       ----
                                                                 (IN MILLIONS)
Land.......................................................    $   9.9    $   3.9
Buildings..................................................      135.5      126.5
Machinery and equipment....................................      696.6      591.0
                                                               -------    -------
                                                                 842.0      721.4
Less accumulated depreciation..............................     (563.7)    (536.7)
                                                               -------    -------
Total property, plant and equipment, net...................    $ 278.3    $ 184.7
                                                               =======    =======

     During 1994 the company recorded $11.0 million of net gain on asset sales. Included in this amount is a $5.4 million gain on the sale of a warehouse in Northlake, Illinois, and a $3.6 million gain on the sale of vacant land adjacent to its Glenview, Illinois, headquarters. The company also sold its power supply business and facilities in Chicago, Illinois, Springfield, Missouri and Lenexa, Kansas.

NOTE TWELVE -- SHORT-TERM DEBT AND CREDIT ARRANGEMENTS:

     As described in Note Two, subsequent to December 31, 1996, the company entered into revolving credit agreement and paid off the balance outstanding under the credit agreement with General Electric Capital Corporation.

     In December 1996, the company entered into an amendment (the "Third Amendment") to its $110 million Second Amended and Restated Credit Agreement dated November 6, 1995 (the "Credit Agreement"), among the company, General Electric Capital Corporation, as agent for itself and the other lenders named therein. The Third Amendment (i) revised the minimum net worth levels, reducing the amounts from $211.0 million to $150.0 million as of December 31, 1996, and from $211.0 million to $100.0 million for every quarter thereafter and (ii) revised the liabilities to net worth ratio, increasing the amounts from 4.00 to
1.0 to 4.50 to 1.0 as of December 31, 1996, and from 4.00 to 1.0 to 6.00 to 1.0 for every quarter thereafter. In May 1996, the company entered into an amendment (the "First Amendment") to its Credit Agreement. The First Amendment (i) revised the maximum capital expenditure levels, increasing the amount for 1996 from $142.0 million to $180.0 million and (ii) revised the minimum net worth levels, reducing the amounts from $245.0 million to $215.0 million as of June 29, 1996, and from $245.0 million to $211.0 million for every quarter thereafter.

     Borrowings under the Credit Agreement, are secured by accounts receivable, inventory, general intangibles and trademarks of the company. The Credit Agreement is scheduled to expire on June 30, 1998. The maximum commitment of funds available for borrowing under the Credit Agreement is $110 million, but is limited by a defined borrowing base formula related to eligible receivables and eligible inventory. Net proceeds arising from material asset transactions will result in a partial reduction in the maximum commitment of the lenders thereunder. Interest on borrowings is based on market rates with a commitment fee of 3/8 percent per annum payable monthly on the unused balance of the facility. As of December 31, 1996, $47.0 million of borrowings were outstanding under the Credit Agreement. No borrowings were outstanding under the Credit Agreement as of December 31, 1995.

     As discussed above, the Credit Agreement contains restrictive financial covenants that must be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. As of December 31, 1996, the ratio of liabilities to net worth was required to be not greater than 4.50 to 1.0 and was actually 3.98 to 1.0, and net worth was required to be equal to or greater than $150.0 million and was actually $151.6 million (as defined in the Credit Agreement). The Credit Agreement restricts the amount of capital expenditures by the company in each fiscal year. For the fiscal years 1996, 1997 and each fiscal year thereafter the company is permitted to make capital expenditures (as defined in the Credit Agreement) of up to $180.0 million, $87.0 million and $60.0 million, respectively.

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

     Borrowings and interest rates on short-term debt were:

                                                             YEAR ENDED DECEMBER 31
                                                             -----------------------
                                                             1996     1995     1994
                                                             ----     ----     ----
                                                                  (IN MILLIONS)
Maximum month-end borrowings.............................    $72.6    $69.5    $60.4
Average daily borrowings.................................     18.3     37.2     26.3
Weighted average interest rate...........................      8.8%    10.5%     9.1%

NOTE THIRTEEN -- LONG-TERM DEBT:

     The components of long-term debt were:

                                                                  DECEMBER 31
                                                                ----------------
                                                                 1996      1995
                                                                 ----      ----
                                                                 (IN MILLIONS)
6 1/4 percent convertible subordinated debentures due
  2011......................................................    $115.0    $115.0
8.5 percent senior subordinated convertible debentures due
  2000......................................................      23.8      23.8
8.5 percent senior subordinated convertible debentures due
  2001......................................................        .5        .5
Term Loan...................................................      31.2      38.5
                                                                ------    ------
                                                                 170.5     177.8
Less current portion........................................      17.8       9.0
                                                                ------    ------
     Total long-term debt...................................    $152.7    $168.8
                                                                ======    ======

     As described in Note Two, subsequent to December 31, 1996, the company entered into a new term loan agreement and paid off the balance outstanding under the term loan with General Electric Capital Corporation.

     In December and May 1996, the company entered into amendments to its $40.0 million First Amended and Restated Term Loan Agreement dated November 6, 1995, among the company, General Electric Capital Corporation, as agent for itself and the other lenders named therein. These amendments revised the identical items that are described in the Third Amendment and the First Amendment to the Credit Agreement (see Note Twelve).

     The Term Loan was in the initial principal amount of $40.0 million, and requires scheduled quarterly principal payments over the life of the loan with a balloon payment of $17.5 million due on the termination date of the loan, June 30, 1998, and additional mandatory prepayment in certain events. The borrowing under the Term Loan Agreement is secured by the tuning system patent license agreements of the company and a second security interest in the accounts receivable, inventory, general intangibles and trademarks of the company. The Term Loan Agreement contains the same financial covenants and other restrictions that are contained in the Credit Agreement (see Note Twelve). Interest on the borrowing is based on market rates.

     The 6 1/4 percent convertible subordinated debentures are unsecured general obligations, subordinate in right of payment to certain other debt obligations, and are convertible into common stock at $31.25 per share. Terms of the debenture agreement include annual sinking-fund payments of $5.8 million beginning in April 1997. The debentures are redeemable at the option of the company, in whole or in part, at specified redemption prices at par or above.

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

     The fair value of long-term debt is $130.4 million as of December 31, 1996, as compared to the carrying amount of $152.7 million. The fair value of the 6 1/4 percent convertible subordinated debentures is based on the quoted market price from the New York Stock Exchange. The fair value of the 8.5 percent convertible senior subordinated debentures is based on the quoted price obtained from third party financial institutions. The fair value of the Term Loan approximates the carrying value as interest on the loan is based on market rates. As of December 31, 1996, the company's Credit Agreement and Term Loan Agreement would not allow the company to extinguish the long-term debt through purchase and thereby realize the gain.

NOTE FOURTEEN -- STOCKHOLDERS' EQUITY:

     Changes in stockholders' equity accounts are shown below:

                                                              ADDITIONAL
                                                     COMMON    PAID-IN     TREASURY
                                                     STOCK     CAPITAL      SHARES
                                                     ------   ----------   --------
                                                             (IN MILLIONS)
Balance, December 31, 1993.........................  $35.9      $205.1      $ (.5)
  Sales of common stock............................    8.6        71.2         --
  Stock issued for benefit plans...................     .6         5.4         --
  Stock issued for stock options...................     .5         3.6         --
  Other............................................     .1          .1         --
                                                     -----      ------      -----
Balance, December 31, 1994.........................   45.7       285.4        (.5)
  Sales of common stock............................   17.8       152.6         --
  Stock issued for stock options...................     --          .3         --
  Other............................................     --         1.7       (1.2)
                                                     -----      ------      -----
Balance, December 31, 1995.........................   63.5       440.0       (1.7)
  Stock issued for benefit plans...................     .8         4.5         --
  Stock issued for stock options...................    1.9        13.9         --
  Other............................................     .4         1.0         --
                                                     -----      ------      -----
Balance, December 31, 1996.........................  $66.6      $459.4      $(1.7)
                                                     =====      ======      =====

     During 1996, the company sold 1.9 million shares of authorized but unissued common stock to employees of the company via the exercise of previously issued stock options. During 1995, the company sold 16.5 million shares of authorized but unissued common stock to LGE for a price of $10 per share (see Note Five for further discussion). Also during 1995 and 1994 the company sold 1.3 million and
8.6 million shares, respectively, of authorized but unissued shares of common stock to investors under registration statements that had been filed with the Securities and Exchange Commission.

     The company has authorized 8 million shares of preferred stock of which none are issued or outstanding as of December 31, 1996. The Board of Directors of the company is authorized to issue the preferred stock from time to time in one or more series and to determine all relevant terms of each such series, including but not limited to the following (i) whether and upon what terms, the shares of such series would be redeemable; (ii) whether a sinking fund would be provided for the redemption of the shares of such series and, if so, the terms thereof; and (iii) the preference, if any, to which shares of such series would be entitled in the event of voluntary or involuntary liquidation of the company.

NOTE FIFTEEN -- STOCK OPTIONS AND AWARDS:

     Stock Options: The 1987 Stock Incentive Plan authorizes the granting of incentive and non-qualified stock options, restricted stock awards and stock appreciation rights to key management personnel. The purchase price of shares under option is the market price of the shares on the date of grant. Options expire 10 years from the date granted. The company accounts for employee stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of SFAS 123, the company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                 1996       1995
                                                                 ----       ----
                                                                  (IN MILLIONS)
Net income:
  As reported...............................................    $(178.0)   $(90.8)
  Pro forma.................................................     (179.1)    (92.5)
Earnings per share:
  As reported...............................................    $ (2.73)   $(1.85)
  Pro forma.................................................      (2.75)    (1.88)

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

     A summary of the status of the company's stock option plans at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                                                     1996                   1995
                                                              -------------------    -------------------
                                                                         WEIGHTED               WEIGHTED
                                                                         AVERAGE                AVERAGE
                                                              SHARES     EXERCISE    SHARES     EXERCISE
                                                              (000'S)     PRICE      (000'S)     PRICE
                                                              -------    --------    -------    --------
Options outstanding at January 1..........................      2,588      8.25        2,027      8.66
Options granted...........................................        456     12.54          738      7.16
Options exercised.........................................     (1,889)     8.33          (38)     7.69
Options canceled or expired...............................       (187)     9.30         (139)     8.66
                                                               ------     -----       ------      ----
Options outstanding at December 31........................        968      9.91        2,588      8.25
                                                               ------     -----       ------      ----
Options exercisable at December 31........................        427      8.27        2,081      8.34
Shares available for grant at December 31.................      1,329                  1,269

     Of the options outstanding at December 31, 1996, 589,000 had exercise prices between $6.25 and $9.63, with a weighted average exercise price of $7.80 and a weighted average remaining contractual life of 6.99 years. The remaining 380,000 had exercise prices between $9.75 and $14.75, with a weighted average exercise price of $13.25 and a weighted average remaining contractual life of
9.29 years.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions for grants in 1996 and 1995, respectively; weighted average risk-free interest rates of 6.25 percent and 6.83 percent, zero expected dividend yields, and expected volatility of 62.35 percent for both years. A 3.5 year estimated life was used for all grants.

     Restricted stock awards: The company had 270,090 and 9,339 restricted stock awards issued and outstanding as of December 31, 1996 and 1995, respectively. The market value of the restricted shares is deferred in the additional paid-in capital account and is generally amortized over the years the restrictions lapse. The 1996 increase in restricted stock was caused by issuances to new members of the company's management. Total compensation expense in 1996 and 1995, related to these awards, was not material.

NOTE SIXTEEN -- RETIREMENT PLANS AND EMPLOYEE BENEFITS:

     Virtually all employees in the United States and Canada are eligible to participate in noncontributory profit-sharing retirement plans after completing one full year of service. The plans provide for a minimum annual contribution of 6 percent of employees' eligible compensation. Contributions above the minimum could be required based upon profits in excess of a specified return on net worth. Profit-sharing expenses were

$8.6 million, $8.8 million and $9.7 million in 1996, 1995 and 1994, respectively. The 1995 and 1994 contributions were partially funded through the issuance of approximately 782,000 and 547,000 shares, respectively, of the company's common stock.

     Employees in Mexico are covered by government-mandated plans, the costs of which are accrued by the company. Benefits payable to employees when they leave the company other than by reason of retirement did not have a material effect on the financial statements of the company, nor are they expected to have a material effect on future results of operations.

NOTE SEVENTEEN -- CONTINGENCIES:

     The company is involved in various legal actions, environmental matters, patent claims, and other proceedings relating to a wide range of matters that are incidental to the conduct of its business. In addition, the company remains liable for certain retained obligations of a discontinued business, principally income and other taxes prior to the closing of the sale. Furthermore, the company has been named as a defendant in certain cases which relate to keyboards allegedly manufactured or designed by the company for the discontinued business.

     In 1994, the company notified its 15 independent distributors of its intent to change to direct-to-retail distribution on a nationwide basis during 1995. In February 1995, one of the independent distributors filed suit challenging the company's right to discontinue the distributorship relationship and alleging that it had been damaged by certain of the company's practices. The lawsuit sought injunctive relief, actual damages of $8 million and punitive damages of $20 million. In October 1995 summary judgment dismissing the case on all counts was entered. The plaintiff has appealed. Another suit arising in connection with this change in distribution was filed in April 1995 by another independent distributor. The lawsuit seeks approximately $13 million in damages under the Wisconsin Fair Dealership Law ("WFDL"). In January 1996 the court denied the company's motion for summary judgment and granted the plaintiff's motion for summary judgment, finding the company is liable. A jury trial on damages was held in May 1996, and the jury awarded the plaintiff $2.37 million. The company has appealed the judgment, contesting both the summary judgment finding of liability and the damages awarded.

     The company believes that, after reviewing such matters with the company's counsel, any liability that may ultimately be incurred with respect to these matters is not expected to have a material effect on either the company's consolidated financial position or results of operations.

NOTE EIGHTEEN -- RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform with the presentation currently used.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of Zenith Electronics Corporation:

We have audited the accompanying consolidated balance sheets of Zenith Electronics Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenith Electronics Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As explained in Note Three to the financial statements, the Company has given retroactive effect to the change in accounting for its picture tube inventories from the LIFO method to the FIFO method.




/s/ Arthur Andersen LLP
--------------------------
    Arthur Andersen LLP


Chicago, Illinois
February 26, 1997
(except with respect to the matter
discussed in Note Two, as to which
the date is April 2, 1997)

                  UNAUDITED QUARTERLY FINANCIAL INFORMATION



In millions, except per share amounts

                                     1996 Quarters Ended                                1995 Quarters Ended
                           ---------------------------------------------------------------------------------------------------

                           Dec.31(1),  Sept. 28,  June 29,  March 30,     Dec. 31,*(2)  Sept. 30,(3)  July 1(4),  April 1
                           ---------------------------------------------------------------------------------------------------
Net sales                   $427.6      $340.8     $282.1    $237.4        $394.7        $332.5        $284.6      $262.1

Gross margin                 (10.0)       20.4       12.4       8.1          26.4          32.8          10.0        15.9

Net income (loss)            (69.3)      (40.2)     (33.2)    (35.3)        (23.0)          1.8         (45.3)      (24.3)

Per share of common stock (primary and fully diluted):

Net income (loss)           $ (1.05)    $  (.61)   $  (.51)  $  (.56)      $  (.42)      $   .04       $  (.97)    $  (.53)

New York Stock Exchange market price per share:

High                          16 5/8      17 1/2     25 3/4     7 1/2         8 7/8         9 1/4         8 1/2      12 1/8
Low                           10 1/4       8 1/8      6 1/8     5 7/8         6 5/8         7 1/4         6 7/8       7 1/2
End of quarter                10 7/8      15 5/8     12 1/8     6 5/8         6 7/8         8 5/8         7 3/8       7 3/4

(1) Includes $ 9.3 million of Restructuring and other charges.
(2) Includes $ 3.6 million of Restructuring and other charges.
(3) Includes $ 7.5 million of Income tax credits.
(4) Includes $18.0 million of Restructuring and other charges.

* Restated for a change in the method of accounting for certain inventories.  See Note Three of Notes to Consolidated
Financial Statements.


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders of Zenith Electronics Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Zenith Electronics Corporation's annual report to stockholders included in this Form 10-K, and have issued our report thereon dated February 26, 1997 (except with respect to the matters discussed in Note Two, as to which the date is April 2, 1997). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14 (a) 2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
---------------------------------------------
Arthur Andersen LLP

Chicago, Illinois
February 26, 1997

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                   COLUMN B               COLUMN C                COLUMN D     COLUMN E
---------------------------------------  ----------   -------------------------------   ----------   ----------
                                                                 ADDITIONS
                                         BALANCE AT   -------------------------------                BALANCE AT
        RESERVES AND ALLOWANCES          BEGINNING       CHARGED TO       CHARGED TO                   END OF
     DEDUCTED FROM ASSET ACCOUNTS        OF PERIOD    COSTS & EXPENSES   OTHER ACCTS.   DEDUCTIONS     PERIOD
     ----------------------------        ----------   ----------------   ------------   ----------   ----------
                                                                 (AMOUNTS IN MILLIONS)
Allowance for doubtful accounts:
  Year Ended December 31, 1996.........    $  3.6          $  5.2            $ --          $2.6(1)     $  6.2
                                           ======         =======            ====          ====        ======
  Year Ended December 31, 1995.........    $  3.1          $   .8            $ --          $ .3(1)     $  3.6
                                           ======         =======            ====          ====        ======
  Year Ended December 31, 1994.........    $  2.5          $  1.4            $ --          $ .8(1)     $  3.1
                                           ======         =======            ====          ====        ======
Valuation allowance for deferred tax
  assets:
  Year Ended December 31, 1996.........    $188.3          $122.2            $ --          $ --        $310.5
                                           ======         =======            ====          ====        ======
  Year Ended December 31, 1995.........    $183.9          $  4.4            $ --          $ --        $188.3
                                           ======         =======            ====          ====        ======
  Year Ended December 31, 1994.........    $179.2          $  4.7            $ --          $ --        $183.9
                                           ======         =======            ====          ====        ======

-------------------------
(1) Uncollectible accounts written off, net of recoveries.