Form 10-Q
period 1997-03-29
ZENITH ELECTRONICS CORP
filed 1997-05-13
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

               For the quarterly period ended March 29, 1997

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

  As of March 31, 1997, there were 66,448,593 shares of Common Stock, par value $1 per share, outstanding.


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



                                   Three Months Ended
                                 ----------------------
                                  March 29,   March 30,
                                     1997       1996
                                 ----------  ----------

Net sales                        $   259.1   $   237.4
                                 ----------  ----------
Costs, expenses and other:
  Cost of products sold              246.5       229.3
  Selling, general and
   administrative                     28.1        34.8
  Engineering and research            10.8        11.2
  Other operating expense
   (income), net (Note 3)             (7.1)       (4.1)
  Restructuring and other
   charges                              -           -
                                 ----------  ----------

Operating income (loss)              (19.2)      (33.8)
Gain on asset sales, net               -           0.3
Interest expense                      (6.3)       (3.3)
Interest income                        0.3         1.5
                                 ----------  ----------

Income (loss) before income taxes    (25.2)      (35.3)
Income taxes (credit)                  -           -
                                 ----------  ----------

Net income (loss)                $   (25.2)  $   (35.3)
                                 ==========  ==========

Net income (loss) per share of
common stock (Note 4)            $   (0.38)  $   (0.56)
                                 ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.




                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                        March 29,   December 31,  March 30,
                                          1997         1996         1996
                                        --------   ------------   --------
ASSETS
------
Current assets:
  Cash                                  $     -     $    -       $    79.6
  Receivables, net of allowance for
   doubtful accounts of $5.7, $6.2
   and $3.4, respectively                  186.6       208.3         151.1
  Inventories (Note 5)                     229.6       255.7         228.1
  Other                                      9.5        11.1           9.1
                                        --------   ------------   --------
    Total current assets                   425.7       475.1         467.9

Property, plant and equipment, net         298.9       278.3         183.6
Other                                       10.1        11.9           7.7
                                        --------   ------------   --------
     Total assets                       $  734.7    $  765.3      $  659.2
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term debt (Note 6)              $   34.4    $   47.0      $    -
  Current portion of long-term
   debt (Note 6)                            15.7        17.8          15.2
  Accounts payable                         243.6       234.1          70.1
  Income taxes payable                       1.1         1.3           1.2
  Accrued expenses                         150.1       150.4         124.6
                                        --------   ------------   --------
    Total current liabilities              444.9       450.6         211.1

Long-term debt (Note 6)                    152.7       152.7         160.6

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock                              66.5        66.6          64.3
  Additional paid-in capital               459.8       459.4         444.5
  Retained earnings (deficit)             (387.5)     (362.3)       (219.6)
  Treasury stock                            (1.7)       (1.7)         (1.7)
                                        --------   ------------   --------
    Total stockholders' equity             137.1       162.0         287.5
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  734.7    $  765.3      $  659.2
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

                                                   Increase (Decrease) in Cash
                                                         Three Months Ended
                                                   ---------------------------
                                                     March 29,      March 30,
                                                       1997           1996
                                                   ------------    -----------
Cash flows from operating activities:
  Net income (loss)                                 $  (25.2)       $ (35.3)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operations:
    Depreciation                                        10.1            8.5
    Employee retirement plan contribution
     made in stock                                        -             5.3
    Gain on asset sales, net                              -            (0.3)
    Changes in assets and liabilities:
      Current accounts                                  58.6           13.3
      Other assets                                       1.8            0.4
                                                    -----------    -----------
  Net cash provided (used) by operating activities      45.3           (8.1)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                    (30.7)          (7.8)
  Proceeds from asset sales                               -             4.3
                                                    -----------    -----------
  Net cash used by investing activities                (30.7)          (3.5)
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                           (12.6)            -
  Proceeds from issuance of common stock, net            0.1             -
  Principal payments on long-term debt                  (2.1)          (2.0)
                                                    -----------    -----------
  Net cash used by financing activities                (14.6)          (2.0)
                                                    -----------    -----------

Decrease in cash                                          -           (13.6)
Cash at beginning of period                               -            93.2
                                                    -----------    -----------
Cash at end of period                               $     -         $  79.6
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $  21.7       $  49.7
  Income taxes, net                                     (0.2)           -
  Inventories                                           26.1         (25.5)
  Other assets                                           1.6          (1.4)
  Accounts payable and accrued expenses                  9.4          (9.5)
                                                    -----------    -----------
    Net change in current accounts                   $  58.6      $   13.3
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $   4.3       $    0.9
    Income taxes                                          -             0.1




See accompanying Notes to Condensed Consolidated Financial Statements.


                    Zenith Electronics Corporation
                    -------------------------------
     Notes to Condensed Consolidated Financial Statements (Unaudited)
    ------------------------------------------------------------------

Note One - Basis of presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The accuracy of the amounts in the financial statements is in some respects dependent upon facts that will exist, and procedures that will be performed by the company, later in the year. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the company's Form 10-K for the year ended December 31, 1996.

Note Two - Subsequent Event
On April 2, 1997, the company obtained new financing commitments which significantly enhance the company's liquidity and are consistent with its strategy to improve its operating and financial performance.
	One of the commitments is a three year $110 million credit facility composed of a $45 million term loan and a $65 million revolving credit line. This facility replaces the company's previous credit agreement and term loan with General Electric Capital Corporation. The term loan requires scheduled quarterly principal payments of $2 million with a balloon payment of $20 million at maturity in the year 2000. Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, trademarks and tuner patent royalties, along with the related patents and licenses. Interest on borrowings is based on market rates. The facility contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter.
	A second commitment is a three year trade receivables securitization which is provided through a Citicorp commercial paper conduit. The availability of funds under this receivable securitization is subject to receivables eligibility based on such items as agings, concentrations, dilution and loss history, subject to a maximum amount that is currently $140 million, but can be increased to $200 million, assuming additional bank commitments. LG Electronics Inc. ("LGE") provides support for this facility through a performance undertaking and a letter of credit.
	Also, on April 2, 1997, the company entered into an $87 million sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Ill., plant and in its Reynosa and Juarez, Mexico, facilities. The term of the lease is 12 1/2 years and annual payments under the lease will average approximately
$10 million. The company's payment obligations, along with certain other items under the lease agreement, are fully guaranteed by LGE.
	Additionally on April 2, 1997, the company and LGE entered into an arrangement whereby certain of the company's accounts payables arising in the ordinary course of business with LGE will be extended for certain periods of time with interest being charged on the amounts extended.
	In return for LGE providing support for the securitizations and the sale-leaseback transaction and the extended-term payables arrangement, the company has granted options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, excercisable over time. The accounting for these stock options will be based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments.
	Upon the closing of the new financing agreements described above, the company received $142 million of which $77 million was used to pay off outstanding balances under the credit agreement and term loan agreement with General Electric Capital Corporation. The remainder of the funds was used to pay certain vendors, to pay fees related to the new financing agreements and for general corporate purposes.

Note Three - Other operating expense (income)
Royalty income accrued in relation to tuning system patents was $6.7 million and $4.6 million for the three months ended March 29, 1997 and March 30, 1996, respectively. These amounts are included in Other Operating Expense (Income).

Note Four - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 66.5 million and 63.6 million for the three months ended March 29, 1997 and March 30,1996, respectively.

Note Five - Inventories
Inventories consisted of the following (in millions):


                                      March 29,      December 31,    March 30,
                                        1997             1996          1996
                                     ----------      ------------   ----------
Raw materials and work-in-process    $  154.8         $  152.1      $  146.5
Finished goods                           74.8            103.6          81.6
                                     ----------      ------------   ----------
Total inventories                    $  229.6         $  255.7      $  228.1
                                     ==========      ============   ==========

Note Six - Short-term debt and credit arrangements; Long-term debt
As described in Note Two, subsequent to March 29, 1997, the company entered into a new revolving credit agreement and a new term loan agreement and paid off the balance outstanding under the credit agreement and term loan agreement with General Electric Capital Corporation.
	The company's credit agreement and term loan agreement with General Electric Capital Corporation contained restrictive financial covenants that needed to be maintained as of the end of each fiscal quarter, including a liabilities to net worth ratio and a minimum net worth amount. As of March 29, 1997, the ratio of liabilities to net worth was required to be not greater than 6.00 to 1.0 and was actually 4.72 to 1.0, and net worth was required to be equal to or greater than $100.0 million and was actually $126.7 million.(as defined in the agreements).

Note Seven - Related party
As of March 29, 1997, LG Electronics, Inc., and LG Semicon Company,
Ltd., corporations organized under the laws of the Republic of Korea ("LGE"), owned 36,569,000 shares of common stock of the company which represents 55 percent of the outstanding common stock. As described in Note Two, the company has granted options to LG
Electronics Inc. to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, excercisable over time.
	The following represent the most significant transactions between the company and LGE during the three months ended March 29, 1997 and March 30, 1996, respectively, all of which, in the opinion of management, were made at an arms-length basis:
	Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $11.1 million and $11.4 million of these items during the three months ended March 29, 1997 and March 30, 1996, respectively. Sales of products purchased from LGE and its affiliates contributed $25.3 million and $15.8 million to sales during the three months ended March 29, 1997 and March 30, 1996, respectively.
	Product and other sales: The company sells CRT tubes and yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales by the company to LGE and its affiliates were $3.7 million and $3.8 million during the three months ended March 29, 1997 and March 30, 1996, respectively.
	As of March 29, 1997 and March 30, 1996, receivables included $4.3 million and $5.5 million, respectively, from LGE and its affiliates and accounts payable included $122.3 million and $4.7 million, respectively, to LGE and its affiliates. LGE has agreed to extended payment terms for certain of the accounts payable to them. The amount of extended payables was $111.6 million and $4.7 million as of March 29, 1997 and March 30, 1996, respectively. The company is charged interest on the extended period at negotiated rates.
	LG Electronics Inc. is providing support for certain financing activities of the company that were entered into subsequent to March 29, 1997. See Note Two for further discussion.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

The company reported a first-quarter 1997 net loss of $25.2 million, or 38 cents per share, compared with a net loss of $35.3 million, or 56 cents per share, in the first quarter of 1996. Total first-quarter sales increased 9 percent to $259.1 million in 1997 from $237.4 million in 1996.
	The improved results reflect the combined effect of higher sales and lower costs resulting from the turnaround plan being implemented by the company's new management team. Cost controls offset the effect of start-up problems associated with new color picture tube production equipment at the company's Melrose Park, Ill., plant.
	Consumer electronics revenues increased in the first quarter of 1997 versus the same period last year. The company's color television sales to U.S. dealers were up sharply in the quarter, despite the picture tube availability problems. The Zenith brand increased its domestic color TV market share in the quarter, particularly in key higher-margin large-screen categories. The company's sales of VCRs and color picture tubes sold to other manufacturers also increased.
	Network Systems revenues were down significantly in the quarter compared with a year ago because of slowing industry-wide demand for analog set-top boxes as cable operators prepare to launch digital networks.
	Selling, general and administrative expenses were $28.1 million in the first quarter of 1997, compared with $34.8 million in the previous year.
The 19 percent decrease was due mainly to the 1996 amounts being driven up by co-op advertising expenses and outside professional fees.
	Results for the first quarter include $6.7 million of accrued royalty revenues from tuning system licenses. These revenues were $4.6 million in the first quarter of 1996.
	In 1997, the company is focusing on higher-margin home theater TV systems, and expects to launch a multimillion-dollar national advertising campaign, the company's first in five years. In addition, the company is scheduled to begin initial shipments of new digital set-top boxes to telecommunications companies under the multi-year, $1 billion Americast contract signed in August 1996.
	In recent years, the company has announced product initiatives based on its set-top box and cable modem technologies. The company has not yet recognized any revenues from these recently announced product initiatives. Whether the company will achieve significant revenues or profits from these product initiatives in the near term or ever will depend largely on market acceptance of the products and the existence of competitive products. The company expects from time to time in the future to announce other product initiatives. The ultimate contribution of any such initiatives to the financial performance of the company will similarly depend on such factors.

Liquidity and Capital Resources

During the quarter ended March 29, 1997, $45 million of cash was generated by operating activities principally as a result of changes in current accounts. The change in current accounts was primarily composed of a $26 million decrease in inventories, a $21 million decrease in receivables and a $9 million increase in accounts payable and accrued expenses.
	During the quarter ended March 29, 1997, investing activities used $31 million of cash for capital expenditures. For the same period of 1996, capital expenditures were $8 million. The company anticipates making significant capital expenditures during the remainder of 1997. The increased amounts of capital expenditures, both in the first quarter and in the remainder of the year, relate to planned projects primarily in the color picture tube area, which include new automated production processes and the addition of new production lines for computer display tubes.
	During the quarter ended March 29, 1997, financing activities used $15 of million of cash. This consisted of $13 million of reduced borrowings under the company's credit agreement with General Electric
Capital Corporation and $2 million of cash used to pay maturities of the term loan agreement with General Electric Capital Corporation.
	As of March 29, 1997, the company had $313 million of interest-bearing obligations which consisted of: (i) $115 million of 6-1/4 percent Convertible Subordinated Debentures due 2011 (the current portion of which is $6 million), (ii) $24 million aggregate principal amount of 8.5 percent Senior Subordinated Convertible Debentures due 2000 and 2001,
(iii) a $29 million Term Loan with General Electric Capital Corporation ("GE") (the current portion of which is $10 million), (iv) $34 million currently payable under a Credit Agreement with GE, and (v) $112 million of extended-term payables with LG Electronics Inc. ("LGE").
	On April 2, 1997, the company obtained new financing commitments which significantly enhance the company's liquidity and are consistent with its strategy to improve its operating and financial performance.
	One of the commitments is a three year $110 million credit facility composed of a $45 million term loan and a $65 million revolving credit line. This facility replaces the company's previous credit agreement and term loan with General Electric Capital Corporation. The term loan requires scheduled quarterly principal payments of $2 million with a balloon payment of $20 million at maturity in the year 2000. Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, trademarks and tuner patent royalties, along with the related patents and licenses. Interest on borrowings is based on market rates. The facility contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter.
	A second commitment is a three year trade receivables securitization which is provided through a Citicorp commercial paper conduit. The availability of funds under this receivable securitization is subject to receivables eligibility based on such items as agings, concentrations, dilution and loss history, subject to a maximum amount that is currently
$140 million, but can be increased to $200 million, assuming additional bank commitments. LG Electronics Inc. ("LGE") provides support for this facility through a performance undertaking and a letter of credit.
	Also, on April 2, 1997, the company entered into an $87 million sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Ill., plant and in its Reynosa and Juarez, Mexico, facilities. The term of the lease is 12 1/2 years and annual payments under the lease will average approximately
$10 million. The company's payment obligations, along with certain other items under the lease agreement, are fully guaranteed by LGE.
	Additionally on April 2, 1997, the company and LGE entered into an arrangement whereby certain of the company's accounts payables arising in the ordinary course of business with LGE will be extended for certain periods of time with interest being charged on the amounts extended.
	In return for LGE providing support for the securitizations and the sale-leaseback transaction and the extended-term payables arrangement, the company has granted options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, excercisable over time. The accounting for these stock options will be based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments.
	Upon the closing of the new financing agreements described above, the company received $142 million of which $77 million was used to pay off outstanding balances under the credit agreement and term loan agreement with General Electric Capital Corporation. The remainder of the funds was used to pay certain vendors, to pay fees related to the new financing agreements and for general corporate purposes.
	As part of this refinancing, and to provide for contingencies, the company has agreed to raise an additional $33 million by the end of the third quarter of 1997 through additional sale-leaseback transactions.
There can be no assurance that the company will be able to enter into such sale-leaseback transactions, or that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events. However, the company believes that its new financing commitments and the extended-term payables available from LGE, together with its fulfillment of the additional sale-leaseback obligations, will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1997.

Recently Issued Accounting Standards

The Financial Accounting Standards Board issued Statement No. 128,
"Earnings per Share" in February 1997. The new accounting standard establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. The statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The statement requires restatement of all prior-period EPS data presented.


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	During the three months ended March 29, 1997, no reportable events or material developments occurred regarding the legal proceedings of the company that would need to be reported.

Item 2.  Changes in Securities

	(b) As discussed in Note Two to the Condensed Consolidated Financial Statements, the company has obtained new financing commitments. One of these commitments, the three year credit facility, prohibits dividend payments on the company's common stock and preferred stock, if issued, and prohibits the redemption or repurchase of capital stock.

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

(4f) Credit Agreement dated as of March 31, 1997, among Zenith Electronics Corporation, Citibank N.A., Citicorp North America, Inc. and the other lenders named

(10a) Receivables Purchase Agreement dated as of March 31, 1997, among Zenith Electronics Corporation and Zenith Finance Corporation

(10b) Receivables Purchase Agreement dated as of March 31, 1997, among Zenith Microcircuits Corporation and Zenith Finance Corporation

(10c) Zenith Trade Receivable Master Trust Pooling and Service Agreement dated as of March 31, 1997. among Zenith Finance Corporation, Zenith Electronics Corporation and Bankers Trust Company

(10d) Lease Agreement dated as of March 26, 1997, by and among Fleet National Bank and Zenith Electronics Corporation

(10e) Lease Agreement dated as of March 26, 1997, by and among Fleet National Bank and Zenith Electronics Corporation of Texas

(10f) Participation Agreement dated as of March 26, 1997, by and among Zenith Electronics Corporation, General Foods Credit Corporation, Fleet National Bank and the other lenders named, and First Security Bank, National Association

(10g) Participation Agreement dated as of March 26, 1997, by and among Zenith Electronics Corporation of Texas, General Foods Credit Corporation, Fleet National Bank and other lenders named, and First Security Bank, National Association

(10h) Financial Support Agreement as of March 31, 1997, between LG Electronics Inc. and Zenith Electronics Corporation

(27) 	Financial Data Schedule for the three months ended March 29, 1997

(b)  Reports on Form 8-K:

	None


                                   SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date:	May 13, 1997


By:	/s/ Roger A. Cregg
------------------------

	Roger A. Cregg
	Executive Vice President -
	Chief Financial Officer
	(Principal Financial Officer)


                               INDEX TO EXHIBITS

Exhibits:

(4f) Credit Agreement dated as of March 31, 1997, among Zenith Electronics Corporation, Citibank N.A., Citicorp North America, Inc. and the other lenders named

(10a) Receivables Purchase Agreement dated as of March 31, 1997, among Zenith Electronics Corporation and Zenith Finance Corporation

(10b) Receivables Purchase Agreement dated as of March 31, 1997, among Zenith Microcircuits Corporation and Zenith Finance Corporation

(10c) Zenith Trade Receivable Master Trust Pooling and Servicing Agreement dated as of March 31, 1997, among Zenith Finance Corporation, Zenith Electronics Corporation and Bankers Trust Company

(10d) Lease Agreement dated as of March 26, 1997, by and among Fleet National Bank and Zenith Electronics Corporation

(10e) Lease Agreement dated as of March 26, 1997, by and among Fleet National Bank and Zenith Electronics Corporation of Texas

(10f) Participation Agreement dated as of March 26, 1997, by and among Zenith Electronics Corporation, General Foods Credit Corporation, Fleet National Bank and other lenders named, and First Security Bank, National Association

(10g) Participation Agreement dated as of March 26, 1997, by and among Zenith Electronics Corporation of Texas, General Foods Credit Corporation, Fleet National Bank and the other lenders named, and First Security Bank, National Association

(10h) Financial Support Agreement as of March 31, 1997, between LG Electronics Inc. and Zenith Electronics Corporation

(27) 	Financial Data Schedule for the three months ended March 29, 1997