Form 10-Q
period 1997-06-28
ZENITH ELECTRONICS CORP
filed 1997-08-12
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                    For the quarterly period ended June 28, 1997

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

  As of July 31, 1997, there were 66,556,062 shares of Common Stock, par value $1 per share, outstanding.

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                        ZENITH ELECTRONICS CORPORATION
                        ------------------------------
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         -----------------------------------------------------------
                     In Millions, Except Per Share Amounts



                                   Three Months Ended       Six Months Ended
                                 ----------------------  ----------------------
                                  June 28,    June 29     June 28,    June 29,
                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------

Net sales                        $   261.8   $   282.1   $   520.9   $   519.5
                                 ----------  ----------  ----------  ----------
Costs, expenses and other:
  Cost of products sold              246.0       269.7       492.5       499.0
  Selling, general and
   administrative                     50.0        37.0        78.1        71.8
  Engineering and research            10.0        11.7        20.8        22.9
  Other operating expense
   (income), net (Note 4)             (3.1)       (5.8)      (10.2)       (9.9)
  Restructuring and other
   charges                             -           -           -           -
                                 ----------  ----------  ----------  ----------

Operating income (loss)              (41.1)      (30.5)      (60.3)      (64.3)
Gain (loss) on asset sales, net       (0.9)        -          (0.9)        0.3
Interest expense                      (7.6)       (3.6)      (13.9)       (6.9)
Interest income                        0.3         0.9         0.6         2.4
                                 ----------  ----------  ----------  ----------

Income (loss) before income taxes    (49.3)      (33.2)      (74.5)      (68.5)
Income taxes (credit)                  -           -           -           -
                                 ----------  ----------  ----------  ----------

Net Income (loss)                $   (49.3)  $   (33.2)  $   (74.5)  $   (68.5)
                                 ==========  ==========  ==========  ==========

Net income (loss) per share of
common stock (Note 5)            $   (0.74)  $   (0.51)  $   (1.12)  $   (1.06)
                                 ==========  ==========  ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                        June 28,   December 31,   June 29,
                                          1997         1996         1996
                                        --------   ------------   --------
ASSETS
------
Current assets:
  Cash                                  $    -      $    -        $   22.9
  Receivables, net of allowance for
   doubtful accounts of $--, $6.2
   and $3.3, respectively (Note 7)          27.0       208.3         190.8
  Inventories (Note 6)                     254.0       255.7         257.6
  Transferor cerfificates, net of
   allowance of $24.5, $-- and $--
   respectively (note 7)                    90.7         -             -
  Other                                     27.7        11.1           9.4
                                        --------   ------------   --------
    Total current assets                   399.4       475.1         480.7

Property, plant and equipment, net         240.9       278.3         185.7
Other                                       45.2        11.9           7.5
                                        --------   ------------   --------
     Total assets                       $  685.5    $  765.3      $  673.9
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term debt (Note 8)              $   23.9     $  47.0       $   -
  Current portion of long-term
   debt (Note 8)                            14.7        17.8          16.0
  Accounts payable (Note 9)                213.6       234.1         107.8
  Income taxes payable                       0.9         1.3           0.5
  Accrued expenses                         131.3       150.4         123.8
                                        --------   ------------   --------
    Total current liabilities              384.4       450.6         248.1

Long-term liabilities                        9.2         -             -

Long-term debt (Note 8)                    163.8       152.7         158.1

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock                              66.6        66.6          65.9
  Additional paid-in capital               500.0       459.4         456.3
  Retained earnings (deficit)             (436.8)     (362.3)       (252.8)
  Treasury stock                            (1.7)       (1.7)         (1.7)
                                        --------   ------------   --------
    Total stockholders' equity             128.1       162.0         267.7
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  685.5    $  765.3      $  673.9
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

                                                   Increase (Decrease) in Cash
                                                          Six Months Ended
                                                   ---------------------------
                                                      June 28,       June 29,
                                                        1997           1996
                                                    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $ (74.5)       $ (68.5)
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
    Depreciation                                        16.6           16.8
    Employee retirement plan contribution
     made in stock                                       -              5.3
    Other                                                0.1             -
    Gain on asset sales, net                             -             (0.3)
    Changes in assets and liabilities:
      Current accounts                                 (14.6)         (20.0)
      Other assets                                       0.9            0.6
                                                    -----------    -----------
  Net cash used by operating activities                (71.5)         (66.1)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                    (55.6)         (18.2)
  Proceeds from asset sales                            141.6            4.3
                                                    -----------    -----------
  Net cash provided (used) by investing activities      86.0          (13.9)
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                           (23.1)           -
  Proceeds from issuance of long-term debt              45.0            -
  Proceeds from issuance of common stock, net            0.6           13.4
  Principal payments on long-term debt                 (37.0)          (3.7)
                                                    -----------    -----------
  Net cash provided (used) by financing activities     (14.5)           9.7
                                                    -----------    -----------

Decrease in cash                                         -            (70.3)
Cash at beginning of period                              -             93.2
                                                    -----------    -----------
Cash at end of period                               $    -        $    22.9
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $ 181.3       $  10.0
  Transferor certificates                             (145.7)          -
  Income taxes, net                                     (0.4)         (0.7)
  Inventories                                            1.7         (55.0)
  Other assets                                         (11.1)         (1.7)
  Accounts payable and accrued expenses                (40.4)         27.4
                                                    -----------    -----------
    Net change in current accounts                   $ (14.6)      $ (20.0)
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $  13.8       $    6.4
    Income taxes                                         0.5            0.6

  Non-cash activity:
    Asset and additional paid-in capital recorded
     related to guarantee fee                        $  39.7       $    -
    Liability recorded related to deferred gain on
     sale leaseback                                     10.2            -

See accompanying Notes to Condensed Consolidated Financial Statements.

                    Zenith Electronics Corporation
                    -------------------------------
     Notes to Condensed Consolidated Financial Statements (Unaudited)
    ------------------------------------------------------------------

Note One - Basis of presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The accuracy of the amounts in the financial statements is in some respects dependent upon facts that will exist, and procedures that will be performed by the company, later in the year. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. With the exception of the matters discussed in Note Three, those adjustments are of a normal, recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the company's Form 10-K for the year ended December 31, 1996.

Note Two - Charge for bad debts
In November 1995 the company entered into a contract with a customer in Brazil to purchase TVs and TV kits and to assemble and distribute Zenith brand TVs in that country. In early 1997, this customer discontinued timely payments of its obligations, and sought to renegotiate both the timing and the amount of the obligations to the company. While the company and this customer continue to negotiate in an attempt to reach a business solution, litigation has been commenced by both parties in Brazil; the customer seeking to disavow the liability, and the company seeking to enforce its rights, including rights over certain inventory which is the subject of a pledge agreement in favor of the company. The company has also initiated litigation against this customer in the United States. As a result, the company recorded a $15.0 million bad debt charge during the second quarter of 1997 related to this customer. The total amount of the receivable with this customer was $28.9 million as of June
28, 1997. The $15.0 million charge reflects the company's estimated loss as of June 28, 1997; however, it is reasonably possible that this estimate will change in the near future and the potential loss or recovery will change accordingly.

Note Three - Change in accounting estimate
During the second quarter of 1997, the company changed its accounting policy for most tooling expenditures. The old policy was to charge most tooling expenditures to expense in the period acquired. The new policy is to defer the tooling charges incurred subsequent to March 29, 1997, over a 20-month period in order to more appropriately match the costs with their period of benefit. The accounting policy for picture tube tooling remains the same, which is to amortize that tooling over a four year period.
  This change was accounted for as a change in accounting estimate effected by a change in accounting principle and as such will be accounted for on a prospective basis. The change decreased tooling costs by $5.4 million and increased net income per share by 8 cents during the second-quarter of 1997.

Note Four - Other operating expense (income)
Royalty income accrued in relation to tuning system patents was $4.5 million and $11.2 million for the three and six months ended June 28, 1997, respectively, and $5.0 million and $9.6 million for the three and six months ended June 29, 1996, respectively. These amounts are included in Other Operating Expense (Income).

Note Five - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4% convertible subordinated debentures and the 8.5% convertible senior subordinated debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 66.4 million and 66.5 million for the three and six months ended June 28, 1997, respectively, and 65.0 million and 64.3 million for the three and six months ended June 29, 1996, respectively.

Note Six - Inventories
Inventories consisted of the following (in millions):

                                      June 28,    December 31,     June 29,
                                        1997         1996            1996
                                     ----------   ------------    ----------
Raw materials and work-in-process    $  164.7       $  152.1      $  165.3
Finished goods                           89.3          103.6          92.3
                                     ----------    -----------    ----------
Total inventories                    $  254.0       $  255.7      $  257.6
                                     ==========    ===========    ==========

Note Seven - Transferor certificates
The Financial Accounting Standards Board issued Statement No. 125,
"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in 1996. The new accounting standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement was adopted by the company during the second quarter of 1997 in connection with the new three year $200 million trade receivables securitization that was entered into on April 2, 1997. Pursuant to the new statement, the trade receivable securitization was accounted for as a sale of receivables.
  Transferor certificates represent the company's retained interest in the pool of receivables that that have been sold by the company to a special-purpose trust, but have not yet been sold to outside investors in the commercial paper market via a multi-seller conduit pursuant to the trade receivables securitization agreement (See Note Eight for further discussion on the receivable securitization). Transferor certificates are valued at historical cost not to exceed their net realizable value. This cost approximates the value of the previous carrying amount (prior to transfer), allocated between the assets sold and the retained interest, based on their relative fair values at the date of the transfer, as required by SFAS No. 125.

Note Eight - Short-term debt and credit arrangements; Long-term debt
On April 2, 1997, the company obtained new financing commitments which significantly enhanced the company's liquidity and are consistent with its strategy to improve its operating and financial performance.
  One of the commitments is a three-year $110 million credit facility composed of a $45 million term loan and a $65 million revolving credit line. This facility replaced the company's previous credit agreement and term loan with General Electric Capital Corporation. The term loan requires scheduled quarterly principal payments of $2 million with a balloon payment of $20 million at maturity in the year 2000.
Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, trademarks and tuner patent royalties, along with the related patents and licenses. Interest on borrowings is based on market rates.
  The facility contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter. The financial covenants include a minimum EBITDA amount, a current ratio test, a funded debt / total capitalization ratio test, a tuning patent royalties test and a LG Electronics Inc. ("LGE") payable test. As of June 28, 1997, the company was in compliance with all these covenants except for the EBITDA test, which would have been met in the absence of the $15.0 million charge related to bad debt for a South American customer's receivable. Subsequent to June 28, 1997, the company received a waiver of this test for the second quarter of 1997. The company has initiated discussions with the lenders under the facility to relax certain financial covenants for future periods. However, there can be no assurance that the lenders will approve an amendment, if requested by the company. If the company were to be out of compliance with a financial covenant, it could be required to repay any amounts then outstanding under the facility or under its other debt agreements.
  A second commitment is a three-year trade receivables securitization which is provided through a Citicorp commercial paper conduit. The availability of funds under this receivable securitization is subject to receivables eligibility based on such items as agings, concentrations, dilution and loss history, subject to a maximum amount that was $140 million as of June 28, 1997, and currently is $165 million, but can be increased to $200 million, assuming additional bank commitments. LGE provides support for this facility through a performance undertaking and a letter of credit.
  Also, on April 2, 1997, the company entered into an $87 million sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Ill., plant and in its Reynosa and Juarez, Mexico, facilities. The term of the lease is 12 1/2 years and annual payments under the lease will average approximately
$10 million. The company's payment obligations, along with certain other items under the lease agreement, are fully guaranteed by LGE.
  Additionally on April 2, 1997, the company and LGE entered into an arrangement whereby certain of the company's accounts payables arising in the ordinary course of business with LGE will be extended for certain periods of time with interest being charged on the amounts extended.
  In return for LGE providing support for the securitizations and the sale-leaseback transaction and the extended-term payables arrangement, the company has granted options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, excercisable over time. The accounting for these stock options was based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments.

Note Nine - Related party
As of June 28, 1997, LGE and LG Semicon Company, Ltd., corporations organized under the laws of the Republic of Korea, owned 36,569,000 shares of common stock of the company which represents 55 percent of the outstanding common stock. As described in Note Eight, the company has granted options to LG Electronics Inc. to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, excercisable over time.
  The following represent the most significant transactions between the company and LGE during the three and six months ended June 28, 1997 and June 29, 1996, all of which, in the opinion of management, were made at an arms-length basis:
  Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $15.6 million and $26.7 million of these items during the three and six months ended June 28, 1997, respectively, and $20.5 million and $31.9 million during the three and six months ended June 29, 1996, respectively. Sales of products purchased from LGE and its affiliates contributed $18.5 million and $43.8 million to sales during the three and six months ended June 28, 1997, respectively, and $27.6 million and $43.4 million during the three and six months ended June 29, 1996, respectively.
  Product and other sales: The company sells TVs, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales by the company to LGE and its affiliates were $6.9 million and $13.4 million during the three and six months ended June 28, 1997, respectively, and $5.5 million and $9.3 million during the three and six months ended June 29, 1996, respectively.
  As of June 28, 1997 and June 29, 1996, accounts payable included
$112.1 million and $25.1 million, respectively, to LGE and its affiliates. LGE has agreed to extended payment terms for certain of the accounts payable to them. The amount of extended payables was $105.5 million and $25.0 million as of June 28, 1997 and June 29, 1996, respectively. The company is charged interest on the extended period at negotiated rates.
  LGE is providing support for certain financing activities of the company that were entered into during the quarter ended June 28, 1997.
See Note Eight for further discussion.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

The company reported a second-quarter 1997 net loss of $49.3 million, or 74 cents per share, compared with a net loss of $33.2 million, or 51 cents per share, in the second quarter of 1996. The results reflect the effect of a $15.0 million bad debt charge, large losses in color picture tube operations and a $20.3 million decline in revenues.
  More than half of the company's loss for the 1997 second quarter resulted from the company's color picture tube plant in Melrose Park, Ill.
The benefits from new automated processes there have not yet been realized. In addition, the results for the 1997 quarter include the $15.0 million charge related to a bad debt for a South American customer's receivable.
  Second-quarter sales were $261.8 million in 1997 and $282.1 million in 1996. The company increased its domestic color TV market share in key large-screen categories during the quarter. However, in total, the company's consumer electronics revenues were down, reflecting lower
VCR sales compared to the 1996 quarter.
  Sales of Network Systems products - analog set-top boxes and data modems sold primarily to cable television operators - also were down in the quarter because of slowing industry-wide demand for analog set-top boxes as cable operators prepare to launch digital networks.
  Sales were negatively impacted as a result of the problem the company is having with the previously mentioned South American customer. The company has not shipped to this customer this year, and as a result the company's international sales have been lower than expected.
  Selling, general and administrative expenses were $50.0 million in the second quarter of 1997, compared with $37.0 million in the previous year.
The 35 percent increase was due to the $15.0 million bad debt charge which reflects the company's estimated loss as of June 28, 1997, however, it is reasonably possible that this estimate will change in the near future and the potential loss or recovery will change accordingly.
  Results for the second quarter include $4.5 million of accrued royalty revenues from tuning system licenses. These revenues were $5.0 million in the second quarter of 1996.
  During the second quarter of 1997, the company changed its accounting policy for most tooling expenditures. The change decreased tooling costs by $5.4 million and increased net income per share by 8 cents during the second quarter of 1997. Because the company anticipates that tooling expenditures will decrease during the remainder of the year, the company does not believe that the impact of this change in the third and fourth quarters of 1997 will be as large as the second quarter benefit. (See Note Three to Condensed Consolidated Financial Statements for further discussion on the accounting change.)
  For the first six months of 1997 the company reported a net loss of $74.5 million, or $1.12 per share, compared with a net loss of $68.5 million, or $1.06 per share for the first six months of 1996. First-half sales were $520.9 million in 1997 compared with $519.5 million in 1996.
  In 1997, the company is focusing on higher-margin home theater TV systems, and has launched a multimillion-dollar national advertising campaign, the company's first in five years. In addition, the company is scheduled to begin initial shipments of new digital set-top boxes to telecommunications companies under the multi-year, $1 billion Americast contract signed in August 1996.
  In recent years, the company has announced product initiatives based on its set-top box and cable modem technologies. The company has not yet recognized any revenues from these product initiatives. Whether the company will achieve significant revenues or profits from these product initiatives in the near term or ever will depend largely on market acceptance of the products and the existence of competitive products. The company expects from time to time in the future to announce other product initiatives. The ultimate contribution of any such initiatives to the financial performance of the company will similarly depend on such factors.

Liquidity and Capital Resources

During the six months ended June 28, 1997, $71.5 million of cash was used by operating activities. This was primarily composed of a $57.9 million net loss, as adjusted for depreciation, and a $14.6 million change in current accounts. The change in current accounts was primarily composed of a $184.3 million decrease in receivables, offset by a $148.7 million increase in transferor certificates, a $11.1 million increase in other assets and a $40.4 million decrease in accounts payable and accrued expenses.
  During the six months ended June 28, 1997, $86.0 million of cash was provided by investing activities. This was composed of proceeds from asset sales of $141.6 million, offset by capital additions of $55.6 million. In April 1997, the company received $87 million as it entered into a sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Ill., plant and in its Reynosa and Juarez, Mexico, facilities. The term of the lease is 12 1/2 years and annual payments under the lease will average approximately $10 million. The company's payment obligations, along with certain other items under the lease agreement, are fully guaranteed by LGE. In addition, the company received $55 million from the sale of receivables under the new three-year trade receivables securitization which is provided through a Citicorp commercial paper conduit (see following discussion).
  The increased amount of capital expenditures for the first six months of 1997 compared to 1996 related to projects primarily in the color picture tube area, which include new automated production processes and the addition of new production lines for computer display tubes. The company anticipates that full year 1997 capital expenditures will be approximately
$90 million.
  During the six months ended June 28, 1997, $14.5 million of cash was used by financing activities. This was primarily composed of $37.0 million of cash used to pay off the old term loan with General Electric Capital Corporation and $23.1 million of reduced borrowings under the company's credit agreement offset by $45.0 million of borrowings under the company's new term loan.
  As of June 28, 1997, the company had $308 million of interest-bearing obligations which consisted of: (i) $109 million of 6-1/4 percent Convertible Subordinated Debentures due 2011 (the current portion of which is $6 million), (ii) $24 million aggregate principal amount of 8.5 percent Senior Subordinated Convertible Debentures due 2000 and 2001,
(iii) a $45 million Term Loan with Citicorp (the current portion of which is $9 million), (iv) $24 million currently payable under a Credit
Agreement with Citicorp, and (v) $106 million of extended-term payables with LG Electronics Inc.
  On April 2, 1997, the company obtained new financing commitments which significantly enhance the company's liquidity and are consistent with its strategy to improve its operating and financial performance. One of the commitments was the previously discussed sale-leaseback transaction.
  Another commitments is a three-year $110 million credit facility composed of a $45 million term loan and a $65 million revolving credit line. This facility replaced the company's previous credit agreement and term loan with General Electric Capital Corporation. The term loan requires scheduled quarterly principal payments of $2 million with a balloon payment of $20 million at maturity in the year 2000. Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, trademarks and tuner patent royalties, along with the related patents and licenses. Interest on borrowings is based on market rates.
  The facility contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter. As of June 28, 1997, the company was in compliance with all these covenants except for one, which would have been met in the absence of the $15.0 million charge related to bad debt for a South American customer's receivable. Subsequent to June 28, 1997, the company received a waiver of this test for the second quarter of 1997. The company has initiated discussions with the lenders under the facility to relax certain financial covenants for future periods. (See Note Eight to Condensed Consolidated Financial Statements for further discussion on the financial covenants.)
  A third commitment is a three-year trade receivables securitization which is provided through a Citicorp commercial paper conduit. The availability of funds under this receivable securitization is subject to receivables eligibility based on such items as agings, concentrations, dilution and loss history, subject to a maximum amount that was $140 million as of June 28, 1997, and currently is $165 million, but can be increased to $200 million, assuming additional bank commitments. LGE provides support for this facility through a performance undertaking and a letter of credit.
  Additionally on April 2, 1997, the company and LGE entered into an arrangement whereby certain of the company's accounts payables arising in the ordinary course of business with LGE will be extended for certain periods of time with interest being charged on the amounts extended.
  In return for LGE providing support for the securitizations and the sale-leaseback transaction and the extended-term payables arrangement, the company has granted options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, excercisable over time. The accounting for these stock options will be based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments.
  Upon the closing of the new financing agreements described above, the company received $142 million of which $77 million was used to pay off outstanding balances under the credit agreement and term loan agreement with General Electric Capital Corporation. The remainder of the funds was used to pay certain vendors, to pay fees related to the new financing agreements and for general corporate purposes.
  In order to enhance its liquidity, the company is working with both domestic and foreign financial institutions to obtain additional lines of credit. In order to obtain these lines, the banks involved require that LGE provide financial support. LGE has indicated a willingness to provide such support subject to mutual agreement on a fair fee for providing such support. In addition, the consent of the lenders under the $110 million credit facility and the 8.5 percent Senior
Subordinated Convertible Debentures would be required. If the company is not able to obtain the consent from the lenders under the 8.5 percent Senior Subordinated Convertible Debentures, it would be required to use a portion of the proceeds from the lines of credit to defease the covenants contained in the agreements evidencing the 8.5 percent Senior Subordinated Convertible Debentures that are currently outstanding.
  As part of the refinancing that occurred in April 1997 the company had agreed to raise an additional $33 million by the end of the third quarter of 1997 through additional sale-leaseback transactions. The company anticipates that this requirement will be removed if the above mentioned lines of credit are obtained. If the lines of credit are not obtained, or if the requirement is not removed, the company believes that it would be able to comply with this requirement.
  As previously discussed, the company has initiated discussions with the lenders under the $110 million credit facility to relax certain financial covenants for future periods. There can be no assurance that the lenders will relax the financial covenants, and if the company were to be out of compliance with a financial covenant it could be required to repay any amounts then outstanding under the facility or under its other debt agreements.
  The company believes that its current financing commitments and the extended-term payables available from LGE, together with the potential lines of credit will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1997.
However, there can be no assurance that the company will be able to obtain the lines of credit (and the necessary lender consents), or that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events. In the event the company is not able to obtain the lines of credit, the company would have to seek other sources of liquidity, if available.

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


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  In November 1995 the company entered into a contract with a customer in Brazil, Diamond Electronics Industria e Comercio, Importado e Exportacao S.A. and its affiliated companies ("Diamond") to purchase
TVs and TV kits and to assemble and distribute Zenith brand TVs in that country. In early 1997, Diamond discontinued timely payments of its obligations, and sought to renegotiate both the timing and the amount of the obligations to the company. While the company and Diamond continue to negotiate in an attempt to reach a business solution, litigation has been commenced by both parties in Brazil; Diamond seeking to disavow the liability, and the company seeking to enforce its rights, including rights over certain inventory which is the subject of a pledge agreement in favor of the company. The company has also initiated litigation against Diamond in the United States. The total receivable owed by Diamond to the company as of June 28, 1997, is approximately $29 million. (See
Note Two to Condensed Consolidated Financial Statements for further discussion on the Diamond receivable.)
  On April 30, 1997 the United States Environmental Protection
Agency ("EPA") issued a Request for Information pursuant to Section
104(e) of CERCLA to Zenith Electronics Corporation of Pennsylvania
("ZECP") regarding contamination at the Boarhead Farms Superfund Site in Bridgeton Township, Pennsylvania. Specifically, EPA requested information regarding waste that may have been generated at ZECP's former facility in Watsontown, Pennsylvania. EPA advised that it has recovered at the Boarhead Farms Site, drums of waste from the previous owner of the Watsontown facility. ZECP responded to EPA's Request for Information on June 18, 1997; however, based on an initial search of ZECP's records and internal investigation, ZECP's response to EPA indicated that it had no record of having generated waste materials that were disposed at the Boarhead Farms Site. ZECP has an ongoing obligation to supplement its response to EPA.
  In May 1997 the company's directors, LG Electronics Inc., and LG
Semicon Company, Ltd., ("LGE") were named as defendants, and the company was named as a nominal defendant, in a stockholder derivative suit entitled Fisher v. Zenith Electronics Corporation, in the Court of Chancery, State of Delaware, New Castle County. The suit alleges breach of fiduciary duties by the directors resulting from the issuance of the company's stock options to LGE for its support of certain of the company's recent financing transactions. The suit seeks to void the stock option grants and to recover unspecified damages and attorney's fees from the directors and LGE.
  During the three months ended June 28, 1997, no other reportable events or material developments occurred regarding the legal proceedings of the company that would need to be reported.

Item 2.  Changes in Securities

	(b) As discussed in Note Eight to the Condensed Consolidated Financial Statements, the company has obtained new financing commitments. One of these commitments, the three year credit facility, prohibits dividend payments on the company's common stock and preferred stock, if issued, and prohibits the redemption or repurchase of capital stock.

Item 4.  Submission of Matters to a Vote of Security Holders

 (a) The Annual Meeting of Stockholders was held on May 22, 1997.

 (c) At the meeting, the following matters were voted on by security holders:

	1.	Nine Directors were elected for one year terms and received the following votes:


                                                         Broker
                               For        Withheld      Non-Votes
                          ------------  ------------  ------------

T. Kimball Brooker         62,102,095      649,420          0
Ki-Song Cho                62,049,057      702,458          0
Eugene B. Connolly         62,085,681      665,834          0
Robert A. Helman           61,742,812    1,008,703          0
Cha Hong (John) Koo        62,037,411      714,104          0
Hun Jo Lee                 62,031,821      719,694          0
Andrew McNally IV          62,101,405      650,110          0
Yong Nam                   62,033,226      718,289          0
Peter S. Willmott          62,091,460      660,055          0


 2. A proposal by the Board of Directors to approve the Zenith Electronics Corporation Long-Term Equity Compensation Plan was approved with
59,510,510 shares voted for, 2,867,748 shares voted against, 373,257 shares abstaining. There were no broker non-votes.

 3. Arthur Andersen LLP was approved as independent public accountants to examine the consolidated financial statements of the Company for the year 1997 with 62,308,573 shares voted for, 291,033 shares voted against and 151,909 shares abstaining. There were no broker non-votes

 4. A stockholder proposal requesting the Board of Directors to take the steps necessary to see that following the Annual Meeting an improved post-meeting report be sent to all shareholders was defeated with 2,827,379 shares voted for, 44,469,162 shares voted against, 564,966 shares abstaining and 14,890,008 broker non-votes.

 5. A stockholder proposal requesting the Board of Directors to institute a special Executive Compensation Review, and prepare a report available to shareholders summarizing the results and recommended changes was defeated with 3,448,581 shares voted for, 43,789,136 shares voted against, 623,790 shares abstaining and 14,890,008 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

 (18) Letter re change in accounting principle

 (27) Financial Data Schedule for the six months ended June 28, 1997

(b)  Reports on Form 8-K:

 None


                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date: August 12, 1997


By: /s/ Roger A. Cregg
    ---------------------

 Roger A. Cregg
 Executive Vice President -
 Chief Financial Officer
 (Principal Financial Officer)