Form 10-Q
period 1997-09-27
ZENITH ELECTRONICS CORP
filed 1997-11-12
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1997

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

  As of October 31, 1997, there were 67,024,947 shares of Common Stock, par value $1 per share, outstanding.

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                        ZENITH ELECTRONICS CORPORATION
                        ------------------------------
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         -----------------------------------------------------------
                     In Millions, Except Per Share Amounts



                                   Three Months Ended       Nine Months Ended
                                 ----------------------  ----------------------
                                 Sept. 27,    Sept. 28,   Sept. 27,   Sept. 28,
                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------

Net sales                        $   304.5   $   340.8   $   825.4   $   860.3
                                 ----------  ----------  ----------  ----------
Costs, expenses and other:
  Cost of products sold              308.3       320.4       800.8       819.4
  Selling, general and
   administrative                     44.6        51.7       122.7       123.5
  Engineering and research            10.6        11.7        31.4        34.6
  Other operating expense
   (income), net (Notes 5 & 6)         5.2        (6.8)       (5.0)      (16.7)
  Restructuring and other
   charges                             -           -           -           -
                                 ----------  ----------  ----------  ----------

Operating income (loss)              (64.2)      (36.2)     (124.5)     (100.5)
Gain (loss) on asset sales, net        1.1         -           0.2         0.3
Interest expense                      (7.1)       (4.0)      (21.0)      (10.9)
Interest income                        -           0.3         0.6         2.7
                                 ----------  ----------  ----------  ----------

Income (loss) before income taxes    (70.2)      (39.9)     (144.7)     (108.4)
Income taxes (credit)                 (1.0)        0.3        (1.0)        0.3
                                 ----------  ----------  ----------  ----------

Net Income (loss)                $   (69.2)  $   (40.2)  $  (143.7)  $  (108.7)
                                 ==========  ==========  ==========  ==========

Net income (loss) per share of
common stock (Note 7)            $   (1.04)  $   (0.61)  $   (2.16)  $   (1.67)
                                 ==========  ==========  ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                        Sept. 27,  December 31,   Sept. 28,
                                          1997         1996         1996
                                        --------   ------------   --------
ASSETS
------
Current assets:
  Cash                                  $    -      $    -        $     -
  Receivables, net of allowance for
   doubtful accounts of $--, $6.2
   and $5.3, respectively (Note 9)          17.1       208.3         230.5
  Inventories (Note 8)                     275.4       255.7         317.5
  Transferor cerfificates, net of
   allowance of $29.5, $-- and $--,
   respectively (Note 9)                   102.4         -             -
  Other                                     29.0        11.1           8.4
                                        --------   ------------   --------
    Total current assets                   423.9       475.1         556.4

Property, plant and equipment, net         243.5       278.3         200.8
Other                                       39.9        11.9          11.5
                                        --------   ------------   --------
     Total assets                       $  707.3    $  765.3      $  768.7
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term debt (Note 10)             $   25.0     $  47.0       $  42.2
  Current portion of long-term
   debt (Note 10)                           14.7        17.8          16.7
  Accounts payable (Note 11)               259.3       234.1         177.5
  Income taxes payable                       0.8         1.3           0.9
  Accrued expenses (Note 11)               172.3       150.4         145.1
                                        --------   ------------   --------
    Total current liabilities              472.1       450.6         382.4

Long-term liabilities                        9.0         -             -

Long-term debt (Note 10)                   161.6       152.7         155.6

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock                              67.1        66.6          66.6
  Additional paid-in capital               505.2       459.4         458.8
  Retained earnings (deficit)             (506.0)     (362.3)       (293.0)
  Treasury stock                            (1.7)       (1.7)         (1.7)
                                        --------   ------------   --------
    Total stockholders' equity              64.6       162.0         230.7
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  707.3    $  765.3      $  768.7
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

                                                   Increase (Decrease) in Cash
                                                          Nine Months Ended
                                                   ---------------------------
                                                     Sept. 27,      Sept. 28,
                                                        1997           1996
                                                    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $(143.7)       $(108.7)
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
    Depreciation                                        26.4           26.1
    Employee retirement plan contribution
     made in stock                                       4.9            5.3
    Other                                               (0.2)           1.3
    Gain on asset sales, net                            (0.2)          (0.3)
    Changes in assets and liabilities:
      Current accounts                                  32.5          (27.2)
      Other assets                                       1.4           (3.4)
                                                    -----------    -----------
  Net cash used by operating activities                (78.9)        (106.9)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                    (68.0)         (42.6)
  Proceeds from asset sales                            161.8            4.3
                                                    -----------    -----------
  Net cash provided (used) by investing activities      93.8          (38.3)
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                           (22.0)          42.2
  Proceeds from issuance of long-term debt              45.0            -
  Proceeds from issuance of common stock, net            1.3           15.3
  Principal payments on long-term debt                 (39.2)          (5.5)
                                                    -----------    -----------
  Net cash provided (used) by financing activities     (14.9)          52.0
                                                    -----------    -----------

Decrease in cash                                         -            (93.2)
Cash at beginning of period                              -             93.2
                                                    -----------    -----------
Cash at end of period                               $    -        $     -
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $ 191.2       $ (29.7)
  Transferor certificates                             (172.4)          -
  Income taxes, net                                     (0.5)         (0.3)
  Inventories                                          (19.7)       (114.9)
  Other assets                                         (12.4)         (0.7)
  Accounts payable and accrued expenses                 46.3         118.4
                                                    -----------    -----------
    Net change in current accounts                   $  32.5      $  (27.2)
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $  18.9       $    8.1
    Income taxes                                        (8.1)           0.8

  Non-cash activity:
    Asset and additional paid-in capital recorded
     related to guarantee fee                        $  39.7       $    -
    Liability recorded related to deferred gain on
     sale leaseback                                     10.2            -

See accompanying Notes to Condensed Consolidated Financial Statements.

                     Zenith Electronics Corporation
                    --------------------------------
      Notes to Condensed Consolidated Financial Statements (Unaudited)
      ----------------------------------------------------------------

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

Note Two - Subsequent Event
In November 1997 the company entered into a series of new financing transactions designed to enhance the company's liquidity and financial flexibility. The company obtained a total of $60.0 million in unsecured and uncommitted credit facilities through two $30.0 million lines of credit with Bank of America and the First Chicago NBD. The credit lines are guaranteed by LG Electronics Inc. ("LGE") for which LGE will receive a fee in an amount of up to 2 percent of the face amount of the loan, in the form of cash or the company's equity, subject to the approval of the Finance Committee of the company's Board of Directors and in the case of equity, the approval of the company's shareholders. The company granted liens in favor of LGE on the capital stock of the company's domestic subsidiaries and on the company's intellectual property (other than tuning patents, tuning patent royalties and related license agreements) to secure the guaranties of LGE for borrowings under these credit lines. As a result of this new financing, the company has called for redemption on December 5, 1997, its 8.5 percent Senior Subordinated Convertible
Debentures due November 2000. There is currently $23.8 million principal amount of such debentures outstanding and the redemption price of such debentures will be 104 percent of such principal amount plus accrued interest through the redemption date. The company also plans to call for redemption in January 1998 its 8.5 percent Senior Subordinated Convertible Debentures due January 2001. There is currently $0.5 million principal amount of such debentures outstanding.

Note Three - Charge for bad debts
In November 1995 the company entered into a contract with a customer in Brazil to purchase TVs and TV kits and to assemble and distribute Zenith brand TVs in that country. In early 1997, this customer discontinued timely payments of its obligations, and sought to renegotiate both the timing and the amount of the obligations to the company. While the company and this customer continued to negotiate in an attempt to reach a business solution, litigation was commenced by both parties in Brazil.
The company had also initiated litigation against this customer in the United States. As a result, the company recorded a $6.0 million bad debt charge during the third quarter of 1997 and a $15.0 debt charge during the second quarter of 1997 related to this customer. The total amount of the receivable with this customer was $29.6 million as of September 27, 1997. The total 1997 charge of $21.0 million reflects the company's estimated loss as of September 27, 1997. Subsequent to September 27, 1997, this matter was settled. The agreement provides that the company will make certain parts and components available to this customer, and will receive an $11.0 million settlement payable in installments over eleven months.

Note Four - Change in accounting estimate
During the second quarter of 1997, the company changed its accounting policy for most tooling expenditures. The old policy was to charge most tooling expenditures to expense in the period acquired. The new policy is to defer the tooling charges incurred subsequent to March 29, 1997, over a 20-month period in order to more appropriately match the costs with their period of benefit. The accounting policy for picture tube tooling remains the same, which is to amortize that tooling over a four year period.
	This change was accounted for as a change in accounting estimate effected by a change in accounting principle and as such will be accounted for on a prospective basis. The change decreased tooling costs by $2.2 million and $7.6 million for the three and nine months ended September
27, 1997, respectively, and increased net income per share by 3 cents and 11 cents for the three and nine months ended September 27, 1997, respectively.

Note Five - Other operating expense (income)
Royalty income accrued in relation to tuning system patents was $5.7 million and $16.9 million for the three and nine months ended September 27, 1997, respectively, and $6.6 million and $16.2 million for the three and nine months ended September 28, 1996, respectively. These amounts are included in Other Operating Expense (Income).

Note Six - Impairment of long-lived assets
During the third quarter of 1997, the company recorded a charge of $10.0 million related to the impairment of long-lived assets. The charge relates primarily to (i) assets that will be sold or scrapped as a result of the company's decision to phase out of its printed circuit board operation, (ii) assets that will be sold or scrapped as a result of the company's decision not to develop the proposed large-screen picture tube plant in Woodridge, IL and (iii) a building in Canada that may be demolished. The amount of the charge was based on a comparison of the book value of the assets to their estimated net realizable value. This charge is included in Other Operating Expense (Income).

Note Seven - Earnings per share
Primary earnings per share are based upon the weighted average number of shares outstanding and common stock equivalents, if dilutive. Fully diluted earnings per share, assuming conversion of the 6-1/4 percent Convertible Subordinated Debentures and the 8.5 percent Senior Subordinated Convertible Debentures, are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 66.6 million and 66.5 million for the three and nine months ended September 27, 1997, respectively, and 66.1 million and 64.9 million for the three and nine months ended September 28, 1996, respectively.

Eight - Inventories
Inventories consisted of the following (in millions):

                                      Sept. 27,   December 31,    Sept. 28,
                                        1997         1996            1996
                                     ----------   ------------    ----------
Raw materials and work-in-process    $  144.6       $  152.1      $  189.7
Finished goods                          130.8          103.6         127.8
                                     ----------    -----------    ----------
Total inventories                    $  275.4       $  255.7      $  317.5
                                     ==========    ===========    ==========

Note Nine - Transferor certificates
The Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in 1996. The new accounting standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement was adopted by the company during the second quarter of 1997 in connection with the three-year trade receivables securitization that was entered into in April 1997. Pursuant to the new statement, the trade receivable securitization was accounted for as a sale of receivables.
	Transferor certificates represent the company's retained interest in the pool of receivables that have been sold by the company to a special-purpose trust, but have not yet been sold to outside investors in the commercial paper market via a multi-seller conduit pursuant to the trade receivables securitization agreement (See Note Ten for further discussion on the receivable securitization). Transferor certificates are valued at historical cost not to exceed their net realizable value. This cost approximates the value of the previous carrying amount (prior to transfer), allocated between the assets sold and the retained interest, based on their relative fair values at the date of the transfer, as required by SFAS No. 125.

Note Ten - Short-term debt and credit arrangements; Long-term debt
In April 1997 the company obtained financing commitments which enhanced the company's liquidity and are consistent with its strategy to improve its operating and financial performance.
	One of the commitments is a three-year $110.0 million credit facility composed of a $45.0 million term loan and a $65.0 million revolving credit line. This facility replaced the company's previous credit agreement and term loan. The term loan requires scheduled quarterly principal payments of $2.3 million with a balloon payment of $20.3 million at maturity in 2000. Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, trademarks and tuner patent royalties, along with the related patents and licenses. Interest on borrowings is based on market rates.
	The facility contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter. Subsequent to September 27, 1997, the company amended its credit facility to relax certain financial covenants. As amended, the financial covenants include a minimum EBITDA amount, a current ratio test, a funded debt / total capitalization ratio test, a tuning patent royalties test and a LG Electronics Inc. ("LGE") payable test. As of September 27, 1997, only the tuning patent royalties test and the LGE payable test were in effect and the company was in compliance with both of these covenants.
	A second commitment is a three-year trade receivables securitization which is provided through a Citicorp commercial paper conduit. The availability of funds under this receivable securitization is subject to receivables eligibility based on such items as agings, concentrations, dilution and loss history, subject to a maximum amount that was $165.0 million as of September 27, 1997, but can be increased to $200.0 million, assuming additional bank commitments. LGE provides support for this facility through a performance undertaking and a letter of credit.
	Also, in April 1997 the company entered into an $86.6 million sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Ill., plant and in its Reynosa and Juarez, Mexico, facilities. The term of the lease is 12 1/2 years and annual payments under the lease will average approximately
$10 million. The company's payment obligations, along with certain other items under the lease agreement, are fully guaranteed by LGE.
	Additionally, in April 1997 the company and LGE entered into an arrangement whereby certain of the company's accounts payables arising in the ordinary course of business with LGE will be extended for certain periods of time with interest being charged on the amounts extended at negotiated rates.
	In return for LGE providing support for the securitizations and the sale-leaseback transaction and the extended-term payables arrangement, the company has granted options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, excercisable over time. The accounting for these stock options was based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments.

Note Eleven - Related party
As of September 27, 1997, LGE and LG Semicon Company, Ltd., corporations organized under the laws of the Republic of Korea, owned 36,569,000 shares of common stock of the company which represents 55 percent of the outstanding common stock. As described in Note Ten, the company has granted options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, exercisable over time.
	The following represent the most significant transactions between the company and LGE during the three and nine months ended September
27, 1997 and September 28, 1996, all of which, in the opinion of management, were made at an arms-length basis:
	Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $38.1 million and $64.8 million of these items during the three and nine months ended September 27, 1997, respectively, and $43.0 million and $77.0 million during the three and nine months ended September 28, 1996, respectively. Sales of products purchased from LGE and its affiliates contributed $31.7 million and $75.5 million to sales during the three and nine months ended September 27, 1997, respectively, and $52.5 million and $95.9 million during the three and nine months ended September 28, 1996, respectively.
	Product and other sales: The company sells TVs, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales by the company to LGE and its affiliates were $18.6 million and $32.0 million during the three and nine months ended September 27, 1997, respectively, and $9.4 million and $18.7 million during the three and nine months ended September 28, 1996, respectively.
	As of September 27, 1997 and September 28, 1996, accounts payable included $140.2 million and $75.6 million, respectively, payable to LGE and its affiliates. LGE has agreed to extended payment terms for certain of the accounts payable to them. The amount of extended payables was $133.5 million and $72.4 million as of September 27, 1997 and September 28, 1996, respectively. The company is charged interest on the extended period at negotiated rates.
	In August 1997 the company received $30.0 million from LGE representing payments in advance for 1997 sales from the company to LGE. The amount was recorded as a liability and as sales are made to LGE, the liability balance is reduced. As of September 27, 1997, $20.9 million of the liability to LGE remained and is included in accrued expenses.
	LGE is providing support for certain financing activities of the company that were entered into during the second and fourth quarters of 1997. See Notes Two and Ten for further discussion.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

The company reported a third-quarter 1997 net loss of $69.2 million, or $1.04 per share, compared with a net loss of $40.2 million, or 61 cents per share, in the third quarter of 1996. More than half of the company's loss for the 1997 third quarter resulted from charges for bad debts, inventory revaluation and merchandising programs, as well as one-time charges related to the phase out of the company's printed circuit board operation.
	Total third-quarter sales were $304.5 million in 1997 compared with $340.8 million in 1996. Consumer electronics sales declined in the 1997 quarter compared with the same period last year, driven largely by lower
VCR sales. Because of picture tube availability problems, the company's domestic direct-view color television unit sales declined slightly compared with the 1996 quarter, but the company gained market share in key large-screen categories. The company's projection TV sales were up in the quarter.
	Sales of Network Systems products - analog set-top boxes and data modems sold primarily to cable television operators - also were down in the third quarter compared with a year ago due to slowing industry-wide demand for analog set-top boxes as cable operators prepare to launch digital networks. Industry and the company's shipments of cable modems, while relatively small, rose in the 1997 quarter.
	Sales were negatively impacted as a result of a dispute the company has had with a Brazilian customer. The company has not shipped to this customer this year, and as a result the company's international sales have been lower than expected. In addition, third-quarter 1997 selling, general and administrative expenses were affected as the company recorded a $6.0 million bad debt charge related to this Brazilian customer's receivable.
For 1997, the company has recorded a total bad debt charge of $21.0 million related to this customer , which reflects the company's estimated loss as of September 27, 1997. Subsequent to September 27, 1997, this matter was settled. The agreement provides that the company will make certain parts and components available to this customer, and will receive an $11.0 million settlement payable in installments over eleven months.
	Selling, general and administrative expenses were $44.6 million in the third quarter of 1997, compared with $51.7 million in the previous year.
The 14 percent decrease was due mainly to increased expense in the 1996 quarter for executive severance.
	During the third quarter of 1997, the company recorded a charge of $10.0 million related to the impairment of long-lived assets. The charge relates primarily to (i) assets that will be sold or scrapped as a result of the company's decision to phase out of its printed circuit board operation,
(ii) assets that will be sold or scrapped as a result of the company's decision not to develop the proposed large-screen picture tube plant in Woodridge, IL and (iii) a building in Canada that may be demolished.
	Results for the third quarter of 1997 include $5.7 million of accrued royalty revenues from tuning system licenses. These revenues were $6.6 million in the third quarter of 1996.
	Interest expense was $7.1 million in the third quarter of 1997, compared with $4.0 million in the previous year. The change was mainly due to (i) interest expense associated with increased levels of interest-bearing extended-term payables with LGE and (ii) the amortization of the $39.7 million guarantee fee associated with LGE providing support for the April 1997 financing transactions.
	During the second quarter of 1997, the company changed its accounting policy for most tooling expenditures. The change decreased tooling costs by $2.2 million and increased net income per share by 3 cents during the third-quarter of 1997. (See Note Four to Condensed Consolidated Financial Statements for further discussion on the accounting change.)
	For the first nine months of 1997 the company reported a net loss of $143.7 million, or $2.16 per share, compared with a net loss of $108.7 million, or $1.67 per share for the first nine months of 1996. Nine-month sales were $825.4 million in 1997 compared with $860.3 million in 1996.
	In 1997, the company is focusing on higher-margin home theater TV systems, and has launched a multimillion-dollar national advertising campaign, the company's first in five years. In addition, the company is scheduled to begin initial shipments of new digital set-top boxes to telecommunications companies under the multi-year, $1 billion Americast contract signed in August 1996.
	In recent years, the company has announced product initiatives based on its set-top box and cable modem technologies. The company has not yet recognized any revenues from these product initiatives. Whether the company will achieve significant revenues or profits from these product initiatives in the near term or ever will depend largely on market acceptance of the products and the existence of competitive products. The company expects from time to time in the future to announce other product initiatives. The ultimate contribution of any such initiatives to the financial performance of the company will similarly depend on such factors.
	The company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the company's systems continue to meet its internal needs and those of its customers. The company will begin to incur expenses in 1997 to resolve this issue. These expenditures may be significant and continue through the year 1999.

Liquidity and Capital Resources

During the nine months ended September 27, 1997, $78.9 million of cash was used by operating activities principally to fund $117.3 million of net losses from operations as adjusted for depreciation. The change in current accounts provided $32.5 million of cash and was principally composed of a $191.2 million decrease in receivables and a $46.3 million increase in accounts payable and accrued expenses, offset by a $172.4 million increase in transferor certificates, a $12.4 million increase in other assets and a $19.7 million increase in inventories. In addition, the company reduced cash used by operating activities by issuing common stock to the retirement savings plan to fulfill the 1996 obligation to salaried employees. This issuance increased stockholders' equity by $4.9 million.
	During the nine months ended September 27, 1997, $93.8 million of cash was provided by investing activities. This was composed of proceeds from asset sales of $161.8 million, offset by capital additions of $68.0 million. In April 1997, the company received $86.6 million as it entered into a sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose
Park, Ill., plant and in its Reynosa and Juarez, Mexico, facilities. The term of the lease is 12 1/2 years and annual payments under the lease will average approximately $10 million. The company's payment obligations, along with certain other items under the lease agreement, are fully guaranteed by LGE. In addition, the company received $70.0 million from the sale of receivables under the three-year trade receivables securitization which is provided through a Citicorp commercial paper conduit (see following discussion).
	The increased amount of capital expenditures for the first nine months of 1997 compared to 1996 related to projects primarily in the color picture tube area, which include new automated production processes and the addition of new production lines for computer display tubes. The company anticipates that full year 1997 capital expenditures will be approximately $90 million.
	During the nine months ended September 27, 1997, $14.9 million of cash was used by financing activities. This was primarily composed of $37.0 million of cash used to pay off the old term loan and $22.0 million of reduced borrowings under the company's credit agreement offset by $45.0 million of borrowings under the company's new term loan.
	As of September 27, 1997, the company had outstanding $334.8 million principal amount of interest-bearing obligations which consisted of: (i) $109.3 million of 6-1/4 percent Convertible Subordinated
Debentures due 2011 (the current portion of which is $5.7 million), (ii) $24.3 million aggregate principal amount of 8.5 percent Senior
Subordinated Convertible Debentures due 2000 and 2001, (iii) a $42.7
million Term Loan with Citicorp (the current portion of which is $9.0 million), (iv) $25.0 million currently payable under a Credit Agreement with Citicorp, and (v) $133.5 million of extended-term payables with LGE.
	In April 1997 the company obtained financing commitments which enhance the company's liquidity and are consistent with its strategy to improve its operating and financial performance. One of the commitments was the previously discussed sale-leaseback transaction.
	Another of the commitments is a three-year $110.0 million credit facility composed of a $45.0 million term loan and a $65.0 million revolving credit line. This facility replaced the company's previous credit agreement and term loan. The term loan requires scheduled quarterly principal payments of $2.3 million with a balloon payment of $20.3 million at maturity in the year 2000. Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, trademarks and tuner patent royalties, along with the related patents and licenses. Interest on borrowings is based on market rates.
	The facility contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter. Subsequent to September 27, 1997, the company amended its credit facility to relax certain financial covenants. As amended, the financial covenants include a minimum EBITDA amount, a current ratio test, a funded debt / total capitalization ratio test, a tuning patent royalties test and a LG Electronics Inc. ("LGE") payable test. As of September 27, 1997, only the tuning patent royalties test and the LGE payable test were in effect and the company was in compliance with both of these covenants.
	A third commitment is a three-year trade receivables securitization which is provided through a Citicorp commercial paper conduit. The availability of funds under this receivable securitization is subject to receivables eligibility based on such items as agings, concentrations, dilution and loss history, subject to a maximum amount that was $165.0 million as of September 27, 1997, but can be increased to $200.0 million, assuming additional bank commitments. LGE provides support for this facility through a performance undertaking and a letter of credit.
	Additionally in April 1997 the company and LGE entered into an arrangement whereby certain of the company's accounts payables arising in the ordinary course of business with LGE will be extended for certain periods of time with interest being charged on the amounts extended at negotiated rates.
	In return for LGE providing support for the securitizations and the sale-leaseback transaction and the extended-term payables arrangement, the company has granted options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, excercisable over time. The accounting for these stock options will be based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments.
	Upon the closing of the new financing agreements described above, the company received approximately $142 million of which approximately $77 million was used to pay off outstanding balances under the credit agreement and term loan agreement with General Electric
Capital Corporation. The remainder of the funds was used to pay certain vendors, to pay fees related to the new financing agreements and for general corporate purposes.
	In August 1997 the company received $30.0 million from LGE representing payments in advance for 1997 sales from the company to LGE. The amount was recorded as a liability and as sales are made to LGE, the liability balance is reduced. As of September 27, 1997, $20.9 million of the liability to LGE remained and is included in accrued expenses.
	In November 1997 the company entered into a series of new financing transactions designed to enhance the company's liquidity and financial flexibility. The company obtained a total of $60 million in unsecured and uncommitted credit facilities through two $30 million lines of credit with Bank of America and the First Chicago NBD. The credit lines are guaranteed by LGE for which LGE will receive a fee in an amount up to 2 percent of the face amount of the loan, in the form of cash or the company's equity and subject to the approval of the Finance Committee of the company's Board of Directors and in the case of equity, the approval of the company's shareholders. The company granted liens in favor of LGE on the capital stock of the company's domestic subsidiaries and on the company's intellectual property (other than tuning patents, tuning patent royalties and related license agreements) to secure the guaranties of LGE for borrowings under these credit lines. As a result of this new financing, the company has called for redemption on December 5, 1997, its 8.5 percent Senior Subordinated Convertible Debentures due
November 2000. There is currently $23.8 million principal amount of such debentures outstanding and the redemption price of such debentures will be 104 percent of such principal amount plus accrued interest through the redemption date. The company also plans to call for redemption in January 1998 its 8.5 percent Senior Subordinated Convertible Debentures due January 2001. There is currently $0.5 million principal amount of such debentures outstanding.
	The company continues to seek additional financing to support its plans, including additional lines of credit with both domestic and foreign financial institutions. In order to obtain any additional lines, the banks involved require that LGE provide financial support. Although LGE has no obligation to provide additional financial support, it has indicated a willingness to provide such support subject to mutual agreement on a fair fee for providing such support.
	The company believes (i) that its current financing commitments and the extended-term payables available from LGE, will be adequate to meet its seasonal working capital, capital expenditure and other requirements during the remainder of 1997, and (ii) that its current financing commitments and the extended-term payables available from LGE, together with potential additional lines of credit will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1998. However, there can be no assurance that the company will be able to obtain the additional lines of credit, that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events, and that if circumstances require the company to seek loan covenant waivers or amendments that they will be obtained. In the event the company is not able to obtain additional lines of credit, the company would have to seek other sources of liquidity, if available.

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


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	On August 1, 1997, the United States Environmental Protection
Agency (EPA) issued a notification pursuant to Section 106(a) of CERCLA to Zenco de Chihuahua ("Zenco"), a wholly owned subsidiary of the company, regarding contamination at the Rocky Flats Industrial
Park ("RFIP") in Jefferson County, Colorado. Subsequently, the EPA also added Zenith Electronics Corporation of Texas ("Zenith Texas"), a wholly owned subsidiary of the company, as a potentially responsible party. The notification stated that the EPA believes that Zenco and Zenith Texas are potentially responsible parties as that term is defined in CERCLA and invited Zenco and Zenith Texas to voluntarily participate in planned activities to address possible releases at the RFIP site. Information supplied to the company by the EPA indicates that Zenco may have contributed wastes at the site. Investigation into the company's potential liability is still preliminary.
	In May, 1997, the company's directors, LG Electronics Inc. and LG Semicon Company, Ltd. ("LGE") were named as defendants and the company was named as a nominal defendant in a stockholder derivative suit entitled Fisher v. Zenith Electronics Corporation. A second derivative suit entitled Lazar v. Zenith Electronics Corporation has been filed in the Court of Chancery, State of Delaware, New Castle County, alleging identical claims of breach of fiduciary duties by the company's directors. This case has been consolidated with the Fisher case. This suit also seeks to void the stock options granted to LGE for its support in procuring financing for the company and also seeks unspecified damages and attorneys' fees.
	During the three months ended September 27, 1997, no other reportable events or material developments occurred regarding the legal proceedings of the company that would need to be reported.

Item 2.  Changes in Securities

	(b) As discussed in Note Ten to the Condensed Consolidated Financial Statements, the company has obtained new financing commitments. One of these commitments, the three year credit facility, prohibits dividend payments on the company's common stock and preferred stock, if issued, and prohibits the redemption or repurchase of capital stock.

Item 6.  Exhibits and Reports on Form 8-K

(4)  First Amendment, effective as of October 29, 1997, to Credit
     Agreement dated as of March 31, 1997, among Zenith Electronics Corporation, Citibank N.A., Citicorp North America, Inc. and the other lenders named therein

(10) Subordination Agreement, dated as of November 3, 1997, among
     Zenith Electronics Corporation, Citicorp North 	America, Inc. and LG
     Electronics Inc.,

(27) Financial Data Schedule for the nine months ended September 27, 1997

(b)  Reports on Form 8-K:

	None


                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date:	November 11, 1997


By: /s/ Roger A. Cregg
   ----------------------
 Roger A. Cregg
 Executive Vice President -
 Chief Financial Officer
 (Principal Financial Officer)