Form 10-K405
period 1997-12-31
ZENITH ELECTRONICS CORP
filed 1998-03-31
CIK 109265

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NUMBER 1-4115

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES BASED ON THE NEW YORK STOCK EXCHANGE CLOSING PRICE ON MARCH 18, 1998, WAS $220,564,685.

AS OF MARCH 18, 1998, THERE WERE 67,525,447 SHARES OF COMMON STOCK, PAR VALUE $1 PER SHARE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED APRIL 1998 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.
================================================================================

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

     The company has been developing a broad operational and financial restructuring plan. See the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

     In November 1995, a change in control of the company occurred, in which LG Electronics Inc. and LG Semicon Company, Ltd., corporations organized under the laws of the Republic of Korea ("LGE"), purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of December 31, 1997, LGE owned 36,569,000 shares of common stock of the company, which represents 55 percent of the outstanding common stock.

Raw Materials

     Many materials, such as copper, plastic, steel, wood, glass, aluminum and zinc, are essential to the business. Adequate sources of supply exist for these materials.

Patents

     The company holds many patents and is licensed under a number of patents which are of importance to its business. The company has patents and patent applications for numerous high definition television and digital TV ("DTV") related inventions. To the extent these inventions are incorporated into the DTV standard adopted by the Federal Communications Commission, the company expects to receive royalties from these patents. In addition, royalties have been and may be received from these patents for non-DTV applications as well. Major manufacturers of TV sets and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuning system patents. Based on 1997 U.S. industry unit sales levels and technology, more than $25 million in annual royalty income is expected through the life of these patents, the last of which expire in 2003. While in the aggregate its patents and licenses are valuable, the business of the company is not materially dependent on them.

Seasonal Variations in Business

     Sales of the company's consumer electronics products are generally at a higher level during the second half of the year. Sales of consumer electronics products typically increase in the fall, as the summer vacation season ends and people spend more time indoors with the new fall programming on TV and during the Christmas holiday season. During each of the last three years, approximately 55 percent of the company's net sales were recorded in the second half of the year and approximately 30 percent of the company's net sales were recorded in the fourth quarter of the year.

Major Customers

     Sales to a single customer, Circuit City Stores, Inc., amounted to $138.6 million (12 percent) in 1997, $187.2 million (15 percent) in 1996, and $172.1 million (14 percent) in 1995. Sales to a second customer, Sears, Roebuck and Company, accounted for $132.4 million (11 percent) in 1997 and $140.9 million (11 percent) in 1996. No other customer accounted for 10 percent or more of net sales.

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

Research and Development

     During 1997 expenditures for company-sponsored research and engineering relating to new products and services and to improvements of existing products and services were $42.9 million. Research and engineering expenditures were $46.7 million in 1996 and $43.5 million in 1995.

Environmental Matters

     Compliance with federal, state and local environmental protection provisions is not expected to have a material effect on capital expenditures, earnings or the competitive position of the company. Further information regarding environmental compliance is set forth under Item 3 of this report.

Number of Employees

     At December 31, 1997, the company employed approximately 11,400 people, of whom approximately 7,800 are hourly workers covered by collective bargaining agreements. At December 31, 1996, the company employed approximately 15,900 people, of whom approximately 11,300 were hourly workers covered by collective bargaining agreements.

     At December 31, 1997, approximately 3,600 of the company's employees are located in the Chicago, Illinois, area, of whom approximately 2,400 are represented by unions. Approximately 7,500 of the company's employees are located in Mexico, of whom approximately 5,400 are represented by unions. Mexican labor contracts expire every two years and wages are renegotiated annually or more frequently under rapid devaluation or high inflation periods. The company pays competitive salaries, wages and benefits and believes that it has good relations with its employees.

Financial Information about Foreign and Domestic Operations and Export Sales

     Information regarding foreign operations is included in Note Nine to the company's Consolidated Financial Statements. Export sales are less than 10% of consolidated net sales.

     The company's product lines are dependent on the continuing operations of the company's manufacturing and assembly facilities located in Mexico.

ITEM 2. PROPERTIES

     The company utilizes a total of approximately 5.2 million square feet for manufacturing, warehousing, engineering and research, administration and distribution, as described below.

                                                                                            SQUARE FEET
              LOCATION                                NATURE OF OPERATION                  (IN MILLIONS)
              --------                                -------------------                  -------------
DOMESTIC:
Chicago, Illinois....................  Five locations -- production of color picture            1.9
(including suburban locations)         tubes, parts and service; engineering and
                                       research, marketing and administration activities;
                                       and assembly of electronic components (.4 million
                                       square feet is leased by the company)
Fort Worth, El Paso, McAllen,........  Nine locations -- warehouses/offices (.8 million          .9
Brownsville and Dallas, Texas;         square feet is leased by the company)
Douglas, Arizona; Huntsville,
Alabama; Ontario and San Jose,
California
FOREIGN:
Mexico...............................  Four locations (twelve manufacturing and warehouse       2.4
                                       buildings) -- production of plastic and wooden
                                       cabinets for color television, sub-assembly
                                       production of television chassis, tuners and other
                                       components and final assembly of color television
                                       and Network Systems products
Taiwan...............................  One location -- purchasing office                         --
                                                                                                ---
     Total                                                                                      5.2
                                                                                                ===

     The company's facilities are suitable and adequate to meet current and anticipated requirements. Mortgages exist on domestic real property as collateral for certain of the company's financing agreements. See the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

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

Litigation

     In May 1997, the company's directors and LGE were named as defendants and the company was named as a nominal defendant in a stockholder derivative suit entitled Fisher v. Zenith Electronics Corporation. The suit alleges breach of fiduciary duties by the directors resulting from the issuance of stock options to LGE to purchase company stock for its support of certain of the company's financing transactions. The suit seeks to void the stock option grants and to recover unspecified damages and attorneys' fees from the directors and LGE. A second derivative suit entitled Lazar v. Zenith Electronics Corporation was also filed in May 1997 alleging identical claims of breach of fiduciary duties by the company's directors and requesting the identical relief as sought in the Fisher case. Both cases were filed in the Court of Chancery, New Castle County, Delaware. Both cases are currently inactive.

     Lawsuits against major computer and peripheral equipment manufacturers are pending in the U.S. District Court, Eastern District of New York, the U.S. District Court of New Jersey and the New York State courts, as well as other federal courts. These lawsuits seek several billion dollars in damages from various defendants for repetitive stress injuries claimed to have been caused by the use of word processor equipment. The company had been named as a defendant in twenty-seven of these cases which relate to keyboards allegedly manufactured or designed by the company for its former subsidiary, Zenith Data Systems Corporation, which the company sold in 1989. Of the twenty-seven cases originally filed, only four remain pending against the company. The company believes it has meritorious defenses to these cases. All the other cases have been dismissed without payment of any damages by the company.

     In 1994, the company notified its 15 independent distributors of its intent to change to direct-to-retail distribution on a nationwide basis during 1995. A suit arising in connection with this change in distribution was filed in April 1995 by an independent distributor. The lawsuit sought approximately $13 million in damages under the Wisconsin Fair Dealership Law. In January 1996 the court denied the company's motion for summary judgment and granted the plaintiff's motion for summary judgment, finding the company liable. A jury trial on damages was held in May 1996, and the jury awarded the plaintiff $2.37 million. The company has appealed the judgment, contesting both the summary judgment finding of liability and the damages awarded and is awaiting the appellate court's decision.

Environmental Litigation

     The company was sued in 1995 as one of several defendants who, the plaintiffs allege, disposed of waste and, as such, may have contributed to the contamination of an aquifer in Hidalgo County, Texas. The matter, entitled Linn-Faysville Aquifer Preservations Association, et al. V. Republic Waste Industries, Inc., seeks unspecified damages and injunctive relief. The company is currently in settlement negotiations.

     The company has been named as one of several dozen defendants in a tort suit filed on behalf of several hundred plaintiffs. The suit alleges exposure to various chemicals linked to a former television manufacturing plant in Texas. The case entitled Aaron v. Akzo et al., No. D-0157586, 136(th) Judicial District Court, Jefferson City, Texas, was filed on November 30, 1997.

Environmental

     The company and/or one of its subsidiaries are currently named as Potentially Responsible Parties ("PRP"s) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), as a generator of allegedly hazardous waste disposed of at seven contaminated sites in the United States. These are: the Rocky Flats Industrial Park Superfund Site in Jefferson County, Colorado, the Liquid Dynamics Superfund Site in Chicago, Illinois, the Midwest Solvent Recovery Superfund Sites in Gary, Indiana, the Galaxy/Spectron, Inc. Superfund Site in Elkton, Maryland, the Master Metals Superfund Site in Cleveland, Ohio, the North Penn Area 7 Superfund Site in Lansdale, Pennsylvania and the Boarhead Farms Superfund Site in Bridgeton Township, Pennsylvania.

     Based on information available to the company at this time, the company believes its share of liability at each of these Sites (other than North Penn & Boarhead) will not be material. At the North Penn and Boarhead sites, no cost estimates are available nor has liability been imposed. In addition to these 7 sites, the company is awaiting the finalization of a Consent Decree that it will enter into with the United States of America regarding the Moyer Landfill matter in Collegeville, Pennsylvania. Under the Consent Decree, the company will resolve its alleged liability for hazardous wastes disposed of at Moyer Landfill for $300,000.

Events in 1997 include the following:

     In a letter dated August 13, 1997, the United States Environmental Protection Agency ("US EPA") gave notice to the Zenco de Chihuahua and, subsequently, Zenith Electronics Corporation of Texas, wholly-owned subsidiaries of the company (the "company") of their alleged liability as PRPs at the Rocky Flats Industrial Park Superfund Site under CERCLA. The US EPA issued an order to perform a "Non-Time Critical Removal" and established the framework for an investigation. The total cost to perform the investigation is currently estimated not to exceed $850,000 of which the company paid $42,500 in 1997 and is obligated to pay an additional $42,500 in 1998. In the event the investigation costs exceed $850,000, the company may be required to contribute an additional sum equal to 10% of the such excess costs. No allocation has been established for future response costs. In addition, the liability for US EPA past costs and any remedial work that may be required has not been determined.

     On September 17, 1997 the US EPA served the company with a General Notice of Potential Liability pursuant to Section 107(a) of CERCLA with regard to the Liquid Dynamics, Inc., Superfund Site in Chicago, Illinois. The US EPA advised PRPs that it would perform a preliminary investigation. No costs have been incurred to date. US EPA advised the PRPs that it believes the entire Liquid Dynamics portion of the investigation will not exceed $200,000. Future US EPA response costs incurred performing the investigation and the cost of any remedial work have not yet been determined but will be allocated among the members of the PRP group. However, based on information currently available, the company believes it will be allocated a significant share of the cost of investigation and future response costs, if any.

     The Master Metals, Inc. Superfund site (the "Site") is located in Cleveland, Ohio. The company received notice from US EPA in 1996 that it was identified as a PRP under CERCLA and would be held responsible for a portion of the clean up costs associated with the Site. A PRP group was formed to conduct Phase I remedial activities which the company joined and contributed $24,936 out of the total amount of $1,700,000 assessed to finance the estimated cost of conducting the Phase I remedial activities. This was an interim allocation based on the estimated cost of conducting the Phase I remedial activities. At this early stage, the estimated cost of Phase II remedial activities is not expected to exceed a total amount of $500,000 which will be allocated among the PRP group in accordance with the previously established allocation.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

             NAME                                        OFFICE HELD                           AGE
             ----                                        -----------                           ---
Michael Ahn....................  Former acting President of Consumer Electronics Division      49
                                 from November 1997 to February 1998. Senior Vice President of Operations from July 1996 to October 1997. President OEM
                                 Sales Division from 1991 to 1995, LG Electronics U.S.A.,
                                 Inc.
Ramesh G. Amin.................  Former President, Consumer Electronics Division, from         54
                                 December 1996 to October 1997. Previously Senior Vice
                                 President, Display Products Group at Sony for seven years.
Roger A. Cregg.................  Former Executive Vice President, Chief Financial Officer,     41
                                 from May 1996 to December 1997. Chief Financial Officer at
                                 Sweetheart Cup Company from 1990 to 1996.
Robert N. Dangremond...........  Acting Chief Financial Officer since December 1997.           55
                                 Principal with Jay Alix & Associates, a consulting and
                                 accounting firm specializing in corporate restructurings and turnaround activities, since August 1989. Previously,
                                 beginning in August 1995, Mr. Dangremond has held the
                                 position of interim Chief Executive Officer and President of
                                 Forstmann & Company, Inc. and was Chairman of the Board,
                                 President and Chief Executive Officer of AM International,
                                 Inc. from February 1993 to September 1994.
Jeffrey P. Gannon..............  President and Chief Executive Officer, since January 1998.    47
                                 Previously held a variety of senior positions at General
                                 Electric during a 24-year career, including Corporate Vice
                                 President, International Business Development from October
                                 1997 to January 1998 and President & Chief Executive Officer
                                 of General Electric Lighting's Asia Pacific Operations from
                                 1994 to 1997.
John M. Renfro.................  Senior Vice President, Human Resources, since March 1998.     38
                                 Previously, Vice President Human Resources and
                                 Administration, Ameritech Corporation, Small Business
                                 Service from 1996 to 1998. Vice President, Human Resources,
                                 Asia-Pacific, Latin America and Africa, Dun and Bradstreet
                                 Corporation, 1993 to 1996.
Richard F. Vitkus..............  Senior Vice President, General Counsel since 1994. Secretary  58 since 1995. Previously Senior Vice President, General
                                 Counsel, and Director of Corporate Development at Vanstar
                                 Corporation (formerly ComputerLand Corporation) from 1991 to
                                 1994.
Peter S. Willmott..............  Former President and Chief Executive Officer from November    60
                                 1996 to January 1998. Chairman, MacFrugal's Bargains
                                 Close-outs Inc., from 1990 to 1997; Chairman and Chief
                                 Executive Officer, Willmott Services, Inc., from 1989 to
                                 1997.
Dennis R. Winkleman............  Former Vice President, Human Resources, from March 1996 to    47
                                 October 1997. Director, Human Resources, Case Corporation
                                 from 1990 to 1996.
Nam K. Woo.....................  Former Executive Vice President and acted as Chief Operating  48
                                 Officer from October 1997 to January 1998. Senior Managing
                                 Director LG Electronics, Inc. since 1997. President of North
                                 American Operations and LG Electronics U.S.A., Inc. 1994 to
                                 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The New York Stock Exchange is the principal United States market in which the company's common stock is traded. The number of stockholders of record was 11,488 as of March 18, 1998. No dividends were paid to stockholders during the two years ended December 31, 1997.

     The high and low price range for the company's common stock by quarter for the past two years is included in the Unaudited Quarterly Financial Information.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                          1997          1996          1995          1994          1993
                                          ----          ----          ----          ----          ----
                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Results of operations:
  Net sales...........................  $1,173.1      $1,287.9      $1,273.9      $1,469.0      $1,228.2
  Pre-tax income (loss)...............    (300.2)       (177.8)        (98.5)        (14.8)        (93.2)
  Net income (loss)...................    (299.4)       (178.0)        (90.8)        (14.5)        (93.2)
Financial position:
  Total assets........................  $  527.7      $  765.3      $  700.7      $  662.4      $  568.5
  Long-term debt......................     132.8         152.7         168.8         182.0         170.0
  Stockholders' equity (deficit)......     (85.3)        162.0         317.5         237.1         161.5
Per share of common stock:
  Net income (loss)...................  $  (4.49)     $  (2.73)     $  (1.85)     $   (.35)     $  (2.89)
  Book value (deficit)................     (1.27)         2.44          5.00          5.19          4.50

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The statements of consolidated operations summarize operating results for the last three years. This section of Management's Discussion and Analysis highlights the main factors affecting the changes in operating results during the three-year period.

     REVENUES. Sales in 1997 were $1,173 million down nine percent from 1996 sales of $1,288 million. Sales in 1996 increased one percent as compared to 1995 sales of $1,274 million.

     The company's core business -- the development, manufacture and distribution of a broad range of products for the delivery of video entertainment -- is composed of two major product areas, Consumer Electronics (which includes color picture tube operations) and Network Systems.

     In Consumer Electronics, the color TV market remains extremely competitive. Price competition continued during 1997 and 1996 forcing the company to reduce color TV prices in each year to maintain sales volumes and market share. This price competition may continue to adversely affect the company's performance.

     Consumer Electronics sales decreased seven percent in 1997 from 1996 primarily due to soft demand for direct-view color TV sets (particularly during the traditionally strong fourth quarter) and lower VCR sales. In addition, sales continued to be negatively impacted as the company suffered delays in production of new high-margin Consumer Electronics products. Because of picture tube availability problems, the company's domestic direct-view color television unit sales declined compared with 1996, but the company gained market share in key large-screen categories. The industry color TV unit sales to dealers (including projection television) decreased by four percent in 1997 to 24.5 million units (following a decrease of three percent to

25.5 million units in 1996 and a decrease of four percent to 26.2 million units in 1995). The Zenith brand remains one of the top three U.S. color TV brands.

     Sales in 1997 were negatively impacted as a result of a dispute the company had with a Brazilian customer. The company shipped dramatically less to this customer during 1997, and as a result the company's international sales have been lower than expected.

     Consumer Electronics sales increased three percent in 1996 from 1995, driven largely by higher VCR sales. The company's domestic direct-view color television unit sales in 1996 were flat compared with 1995, while industry color TV unit sales to dealers declined. As a result, the company's market share increased slightly during 1996. The industry color TV unit sales to dealers (including projection televisions) decreased by three percent to 25.5 million units in 1996 (following a decrease of four percent to 26.2 million units in 1995 and an increase of ten percent to 27.4 million units in 1994).

     Sales in 1996 were negatively impacted as the company suffered delays in production of new high-margin Consumer Electronics products.

     In Network Systems, which includes the design and manufacture of digital and analog set-top boxes, along with data modems sold primarily to cable television operators, 1997 sales were down significantly compared with 1996 due to slowing industry-wide demand for analog set-top boxes as cable operators prepare to launch digital networks. Industry and the company's shipments of cable modems, while still relatively small, rose during 1997. During 1996, the company signed a multi-year agreement with the Americast programming venture to provide digital set-top boxes to a consortium of telecommunications companies. Initial shipments under this contract began in 1997. Network Systems 1996 sales were down significantly compared with 1995 for the reasons discussed above.

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

     The 1997 results included large losses in color picture tube operations along with significant charges related to inventory valuation (approximately $44 million) and bad debts (approximately $25 million) which are significantly higher that last year. The large losses in the company's color picture tube plant resulted from high operating costs and performance difficulties associated with new product start-up and new automated production processes. These product and process problems created a large amount of rework inventory that necessitated significant charges for excess and obsolete inventory. These items combined to negatively impact the company's gross margin. The charges for bad debts affected selling, general and administrative expenses and are discussed below.

     The 1996 results also included significant charges. The majority of these charges related to selling, general and administrative expenses, but a significant amount of the charges were included in costs of products sold and negatively impacted the company's gross margin. The charges included in costs of products sold were primarily associated with inventories (particularly write-offs of excess and obsolete inventory), and also included charges for hourly employees severance.

     Selling, general and administrative expenses were $178 million in 1997, $168 million in 1996 and $129 million in 1995. These expenses as a percent of revenues were 15 percent in 1997, 13 percent in 1996 and 10 percent in 1995. The increase in 1997, as compared to 1996, was primarily the result of a $21 million bad debt charge related to a dispute the company had with a Brazilian customer. See Note Four to the company's Consolidated Financial Statements for further information. The increase in 1996, as compared to 1995, was the result of the unusual charges which included severance charges for salaried employees (including executive severance), consulting fees and provisions for bad debts.

     Amounts that the company spends each year on engineering and research relating to new products and services and to improvements of existing products and services are expensed as incurred. These amounts were

$43 million in 1997, $47 million in 1996 and $44 million in 1995. These expenses as a percentage of revenues were approximately 4 percent in each year during the three years ended December 31, 1997.

     OTHER OPERATING EXPENSE (INCOME). Other Operating Expense (Income) contains royalty income received from manufacturers of TV sets and VCRs who have taken licenses under some of the company's U.S. tuning system patents. Royalty income from tuning system patents was $26 million in 1997, $27 million in 1996 and $26 million in 1995. Also included in Other operating expense (income) are foreign exchange gains and losses. These amounts have traditionally not been material.

     In 1997, Other Operating Expense (Income) was significantly impacted as the company recorded $64 million in charges for asset impairments. As required by Statement of Financial Accounting Standards (FAS) No. 121, long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. During the fourth quarter of 1997, an impairment was recognized for the Consumer Electronics business since the future undiscounted cash flows of assets were estimated to be insufficient to recover their related carrying values. As such, the company recognized an expense of $54 million and established a valuation reserve for the write-down of the excess carrying value over fair market value. The fair market value used in determining the impairment loss was based upon management and third party valuations.

     Also in accordance with FAS 121, certain long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the third quarter of 1997, the company recorded a charge of $10 million related to the impairment of certain long-lived assets to be disposed of. The charge relates primarily to (i) assets that will be sold or scrapped as a result of the company's decision to phase out of its printed circuit board operation
(ii) assets that will be sold or scrapped as a result of the company's decision not to develop the proposed large-screen picture tube plant in Woodridge, Illinois and (iii) a building in Canada that was sold in December 1997.

     The impairment charges discussed above are based upon management's best estimates of the recoverability of long-lived assets and the fair value of the related assets. It is reasonably possible that the company's estimates of the recoverability of long-lived assets and the fair value will change. See the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

     RESTRUCTURING AND OTHER CHARGES. There were no Restructuring and Other Charges during 1997, however, if the company executes its business plan for 1998, significant restructuring charges are expected to be incurred during 1998. See the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

     During the fourth quarter of 1996, the company recorded $9 million of restructuring charges. The restructuring was composed of $5 million of charges related to severance costs associated with employment reductions (mostly in the company's U.S. salaried workforce) and $4 million of charges associated with the shutdown of the company's wholly-owned Canadian distributor. Substantially all of the provisions are related to cash expenditures that were made during 1997.

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

     INTEREST EXPENSE. Interest expense was $26 million in 1997, $15 million in 1996 and $20 million in 1995. The increased amounts in 1997 and 1995, when compared to 1996, resulted from higher funding requirements for company operations. To assist in funding these requirements, the company entered into various financing transactions.

     INCOME TAXES. Due to the company's continuing losses, provisions made for income taxes during the last three years have not been material. In 1995, the company recorded an income tax credit of $8 million (including interest) that related to a tax refund due the company as a result of certain foreign tax credit issues in audits of prior years.

     NET INCOME. As a result of the factors described above, net losses were $299 million in 1997, $178 million in 1996 and $91 million in 1995. Corresponding per share losses were $4.49 in 1997, $2.73 in 1996 and $1.85 in 1995.

     In recent years, the company has announced product initiatives based on its digital set-top box and cable modem technologies. The company has not yet recognized any significant revenues from these product initiatives. Whether the company will achieve significant revenues or profits from these product initiatives in the near term or ever will depend largely on market acceptance of the products and the existence of competitive products. The company expects from time to time in the future to announce other product initiatives. The ultimate contribution of any such initiatives to the financial performance of the company will similarly depend on such factors.

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

     In 1997, $25 million of cash was used by operating activities principally to fund $193 million of net losses from operations as adjusted for depreciation, charges for asset impairments and losses on asset sales. The change in current accounts provided $149 million of cash and was principally composed of a $187 million decrease in receivables and a $90 million decrease in inventories, offset by a $111 million increase in transferor certificates. The decrease in receivables and the increase in transferor certificates were mainly due to the receivable securitization agreement with Citicorp being put in place during 1997 which accounts for transactions under this agreement as the sale of receivables. The net effect of the decrease in receivables and the increase in transferor certificates was a decrease of $76 million which was primarily related to the lower sales levels, particularly in the fourth quarter of 1997, the $21 million bad debt charge related to a dispute the company had with a Brazilian customer, and the sale of receivable to outside investors under the receivable securitization agreement. The decrease in inventories was related to reduced amounts of purchases in anticipation of the lower fourth quarter sales. In addition, the company reduced cash used by operating activities by issuing common stock to the retirement savings plans to fulfill the 1996 obligation to salaried employees. This issuance increased stockholders' equity by $5 million.

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

     INVESTING ACTIVITIES. The principal recurring investing activity is the addition of property, plant and equipment. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear. Beginning in 1997, another major investing activity became the distribution of investor certificates that were generated under the receivable securitization with Citicorp.

     In 1997, investing activities provided $21 million of cash, which consisted of $188 million of proceeds from asset sales offset by capital additions of $83 million and the distribution of $84 million of investor certificates. The proceeds from asset sales were primarily composed of $95 million of cash received from the sale of receivables (sold via the receivable securitization with Citicorp) and $87 million of cash received in connection with a sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Illinois, picture tube plant and in its Reynosa and Juarez, Mexico, facilities. Capital additions in 1997 included expenditures related to projects primarily in the color picture tube area, which include new automated production processes and the addition of new production lines for computer display tubes.

     In 1996, investing activities used $125 million of cash, which consisted of capital additions of $129 million offset by $4 million of proceeds from asset sales. The level of capital additions in 1996 was significantly higher other years primarily to support the expansion and modernization of the company's Melrose Park, Illinois, picture tube plant, and its Chihuahua, Mexico, plant for digital set-top boxes.

     In 1995, investing activities used $49 million of cash, which consisted of capital additions of $52 million offset by $3 million of proceeds from asset sales. Capital additions in 1995 included a new production line for projection TV picture tubes in the company's Juarez, Mexico, plant and new industrial robotics to perform labor-intensive production processes in the Melrose Park, Illinois, picture tube plant.

     The company is planning a significant reduction in capital investment projects during 1998.

     FINANCING ACTIVITIES. In 1997, financing activities provided $4 million of cash, which included $45 million provided as a result of borrowings under the company's new term loan, $25 million of increased borrowings under the company's short-term debt agreements and $1 million provided from sales of the company's common stock to employees of the company via the exercise of previously issued stock options. This was offset by $31 million of cash used to pay off the old term loan, $24 million of cash used to redeem the 8.5 percent Senior Subordinated Convertible Debentures due November 2000, $7 million of cash used to pay maturities of the new term loan and $6 million of cash used to pay maturities of the 6 1/4 percent Convertible Subordinated Debentures due 2011.

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

Financial Condition

     As of December 31, 1997, the company had $364 million of interest-bearing obligations which consisted of: (i) $144 million of extended-term payables with LGE, (ii) $109 million of 6 1/4 percent Convertible Subordinated Debentures due 2011 (the current portion of which is $6 million), (iii) $72 million currently payable under various unsecured and uncommitted credit facilities, (iv) a $38 million Term Loan with Citicorp (the current portion of which is $9 million),
(v) $1 million aggregate principal amount of 8.5 percent Senior Subordinated Convertible Debentures due 2001 which are classified as current as they were redeemed subsequent to December 31, 1997.

     In April 1997, the company obtained several financing commitments. One of the commitments is a three year $110 million credit facility composed of a $45 million term loan and a $65 million revolving credit line. This facility replaces the company's previous credit agreement and term loan. The term loan requires scheduled quarterly principal payments of $2 million with a balloon payment of $20 million at maturity in the year 2000. Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, domestic fixed assets, stock of the company's subsidiaries and tuner patent royalties, along with the related patents, licenses and other general intangibles. Interest on borrowings is based on market rates.

     The facility contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter. During 1997, the company amended its credit facility to relax certain financial covenants. As amended, the financial covenants include a minimum EBITDA amount, a current ratio test, a funded debt/total capitalization ratio test, a tuning patent royalties test and an LGE payable test. As a result of waivers obtained from Citicorp, N.A., in December 1997 and March 1998, only the tuning patent royalties test and the LGE payable test were in effect as of December 31, 1997 and March 31, 1998, and the company was in compliance with both of these covenants.

     A second commitment is a three year trade receivables securitization which is provided through a Citicorp commercial paper conduit. The availability of funds under this receivable securitization is subject to receivables eligibility based on such items as agings, concentrations, dilution and loss history, subject to a maximum amount that was $165 million as of December 31, 1997, but can be increased to $200 million, assuming additional bank commitments. LGE provides support for this facility through a performance undertaking and a letter of credit. This trade receivable securitization was accounted for as a sale of receivables.

     Also, in April 1997, the company entered into an $87 million sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Illinois, picture tube plant and in its Reynosa and Juarez, Mexico, facilities. The term of the lease is 12 1/2 years and annual payments under the lease will average approximately $10 million. The company's payment obligations, along with certain other items under the lease agreement are fully guaranteed by LGE. The lease of the manufacturing equipment was accounted for as an operating lease.

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

     In return for LGE providing support for the securitizations and the sale-leaseback transaction and the extended-term payables arrangement, the company has granted options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, exercisable over time. The accounting for these stock options is based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments.

     In August 1997 the company received $30 million from LGE representing payments in advance for 1997 sales from the company to LGE. The amount was recorded as a liability and as sales were made to LGE, the liability balance was reduced. As of December 31, 1997, $1 million of the liability to LGE remained and is included in accrued expenses.

     Between November 1997 and February 1998 the company entered into a series of new financing transactions designed to enhance the company's liquidity and financial flexibility. The company obtained a total of $110 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of America ($30 million), First Chicago NBD ($30 million), Societe Generale ($20 million) and Credit Agricole ($30 million). The credit lines are guaranteed by LGE for which LGE will receive a fee in an amount up to 2 percent of the face amount of the loan, in the form of cash or the company's equity and subject to the approval of the Finance Committee of the company's Board of Directors and in the case of equity, the approval of the company's shareholders. The company granted liens in favor of LGE on the capital stock of the company's domestic subsidiaries and on the company's intellectual property (other than tuning patents, tuning patent royalties and related license agreements) to secure the guaranties of LGE for borrowings under these credit lines. As a result of this financing, the company redeemed, in December 1997, its 8.5 percent Senior Subordinated Convertible Debentures due November 2000. There was $24 million principal amount of such debentures outstanding and the redemption price of such debentures was 104 percent of such principal amount plus accrued interest through the redemption date. The company also called for redemption, in January, 1998 its 8.5 percent Senior Subordinated Convertible Debentures due January 2001. There was $1 million principal amount of such debentures outstanding.

     In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. The term of the facility is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after June 30, 1998. Repayment is due in full at the end of the term. The facility is secured by liens on certain of the company's assets and is subject to certain terms and conditions.

Outlook

     Since joining the company in January 1998, the new Chief Executive Officer, along with the rest of the company's management team has been developing a broad operational and financial restructuring plan. A broad outline of that plan has been presented to the company's Board of Directors in March 1998. The plan, which is designed to leverage the company's brand, distribution and technology strengths, includes reducing costs, outsourcing of certain components and products, disposition of certain assets and capitalizing on the company's patented digital television technologies. Restructuring costs must be incurred to implement the plan.

     Despite its negative cash flow, the company has been able to secure financing to support its operations to date, based on credit support from LGE. Between November 1997 and February 1998, the company (with the guarantee of LGE) entered into a series of new lending agreements with commercial lenders for unsecured lines of credit totaling more than $100 million, all of which has been drawn as of March 31, 1998.

     Going forward, significant amounts of additional cash will be needed to pay the restructuring costs to implement the proposed business plan and to fund losses until the company has returned to profitability. Based on management's proposed plan, the company estimates that at least $225 million would be required to fund the company's restructuring costs and operations through the end of 1998 and that additional amounts could be required thereafter.

     While there is no assurance that funding will be available to execute the plan, the company is continuing to seek financing to support its turnaround efforts and is exploring a number of alternatives in this regard. LGE has agreed to provide up to $45 million in additional funding for one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after June 30, 1998, and is secured by certain assets of the company. The company believes that this additional short-term financing, along with its current credit facilities, will be sufficient to support the company's liquidity requirements through June 30, 1998, depending on operating results and the level of continued trade support. In addition, the company is engaged in ongoing discussions with LGE concerning the company's business plan, and LGE is considering whether to provide additional long-term financial support. However, LGE has no obligation to do so. Any such support by LGE would be subject to a number of conditions, including the operating results of the company, third-party consents, Republic of Korea regulatory approvals and other conditions. No decision has been made at this time by LGE or the company regarding additional financial support, and there can be no assurance that any additional financial support will be forthcoming from LGE.

     In the absence of long-term financial support from LGE, there can be no assurance that additional financing can be obtained from conventional sources. Management is exploring alternatives that include seeking strategic investors, lenders and/or technology partners, selling substantial company assets or pursuing other transactions that could result in diluting LGE to a less than majority position. There can be no assurance that management's efforts in this regard will be successful.

     To implement the proposed business plan and to fund associated restructuring costs and operating losses, the company will be required to restructure certain of its outstanding debt and other financing arrangements (See Notes Six, Fourteen, Fifteen and Sixteen to the company's Consolidated Financial Statements for a description of certain debt and financing arrangements.) A number of alternatives, including out-of-court and in-court financial restructurings, are being considered. Management believes that, under any restructuring scenario, the company's common stock would likely be subject to massive dilution as a result of the conversion of debt to equity or otherwise. There can be no assurances as to what value, if any, would be ascribed to the common stock in a restructuring. In addition, the company's subordinated debentures could suffer substantial impairment in a restructuring. Due to a number of uncertainties, many of which are outside the control of the company, there can be no assurance that the company will be able to consummate any operational or financial restructuring.

     The company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the 1997 financial statements. The paragraph states that the company's recurring losses and negative working capital raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Existing credit facilities are not expected to be sufficient to cover liquidity requirements after June 30, 1998, and the company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that additional credit facilities can be arranged or that any long-term restructuring alternative can be successfully initiated or implemented by June 30, 1998, in which case the company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring. The company will be required to obtain waivers under its financing arrangements for periods subsequent to June 30, 1998 and the lenders thereunder are under no obligation to provide such waivers.

     Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as part of a financial restructuring, can significantly improve operating results. The support of the company's vendors, customers, lenders, stockholders and employees will continue to be key to the company's future success.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain Statements in this Annual Report on Form 10-K, such as statements regarding the company's strategies, plans, objectives and expectations are forward-looking statements that involve known and unknown risks, uncertainties and other factors which may cause the actual results of the company or of its efforts to execute a business and financial restructuring to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both in the United States and other countries in which the company sells its products and from which the company obtains supplies; the effect of competition in the markets served by the company; required approvals of the Republic of Korea for additional financing, if any, that LGE may desire to extend to the company; the availability and terms of financing from LGE or other financing sources to fund the company's operating losses, restructuring charges and the other costs and expenses of its new business plan; the willingness of existing creditors to continue to forbear from enforcing available rights and remedies and to grant additional waivers of potential defaults and to agree to the terms of any proposed financial restructuring. Given these uncertainties, stockholders and debtholders are cautioned not to place undue reliance on any forward-looking statement contained herein. The company disclaims any obligation to update such factors or forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein or to reflect future events or developments.

Readiness for the Year 2000

     The company is currently evaluating its computer-based systems, facilities and products to determine whether they are "Year 2000 Ready." The company is employing a combination of internal resources and outside consultants to coordinate and implement it's Year 2000 Readiness initiatives. The company has established a company-wide Year 2000 Task Force, led by the company's technology group, with representation from its major business segments, to evaluate and address Year 2000 issues. The Year 2000 Task Force's responsibilities include, without limitation, (i) conducting an evaluation of the company's computer-based systems, facilities and products (and those of the dealers, vendors and other third-parties with which the company does business) to determine their Year 2000 Readiness, (ii) coordinating the replacement and/or upgrade of non-compliant systems as necessary, (iii) promoting the company-wide awareness of Year 2000 issues through education and training, and (iv) developing, and overseeing the implementation of all of the company's other Year 2000 Readiness initiatives. While the company is working to achieve Year 2000 Readiness, it makes no assurance that it will successfully achieve all of its goals.

     In 1997, the company spent approximately $2 million on software and hardware upgrades and replacements in connection with its Year 2000 transition and has budgeted an additional $2 million for 1998. Most of the costs incurred in addressing Year 2000 issues are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The company continues to evaluate the estimated costs associated with its Year 2000 Readiness efforts. While the Year 2000 transition efforts will involve additional costs, at this time, the company has not yet determined the full cost of the necessary modifications necessary to address all Year 2000 issues.

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

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the sections entitled "Board and Committee Meetings and Directors' Compensation", "Summary Compensation Table", "Employment Agreements", "Option/SAR Grants in 1997" and "Aggregated Option/SAR Exercises in 1997 and year-end Option/SAR Values" from the company's definitive Proxy Statement, copies of which will be electronically transmitted to the Commission via EDGAR.

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

        Statements of Consolidated Operations and Retained Earnings -- Years ended December 31, 1997, 1996 and 1995

        Consolidated Balance Sheets -- December 31, 1997 and 1996

        Statements of Consolidated Cash Flows -- Years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

        Report of Independent Public Accountants

        Unaudited Quarterly Financial Information

     (a) 2. The following consolidated financial statement schedule for Zenith Electronics Corporation is included in this report:

        Schedule II -- Valuation and Qualifying Accounts

     The Report of Independent Public Accountants on Financial Statement
Schedule is included in this report.

     All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits:

  (3a)    Restated Certificate of Incorporation of the company, as
          amended (incorporated by reference to Exhibit 3(a) to the
          company's Annual Report on Form 10-K for the year ended
          December 31, 1992)
  (3b)    Certificate of Amendment to Restated Certificate of
          Incorporation of the company dated May 4, 1993 (incorporated by reference to Exhibit 4(l) of the company's Quarterly
          Report on Form 10-Q for the quarter ended April 3, 1993)
  (3c)    By-Laws of the company, as amended
  (4a)    Credit Agreement dated as of March 31, 1997, among Zenith
          Electronics Corporation, Citibank N.A., Citicorp North
          America, Inc. and the other lenders named (incorporated by reference to Exhibit 4f to the company's Quarterly Report on
          Form 10-Q for the quarter ended March 29, 1997)
  (4b)    First Amendment, effective as of October 29, 1997, to Credit
          Agreement dated as of March 31, 1997, among Zenith
          Electronics Corporation, Citibank N.A., Citicorp North
          America, Inc. and the other lenders named therein
          (incorporated by reference to Exhibit 4 to the company's
          Quarterly Report on Form 10-Q or the quarter ended September
          27, 1997)
  (4c)    Second Amendment, effective as of December 31, 1997, to
          Credit Agreement dated as of March 31, 1997, among Zenith
          Electronics Corporation, Citibank N.A., Citicorp North
          America, Inc. and the other lenders named therein
  (4d)    Indenture dated as of April 1, 1986 between Zenith
          Electronics Corporation and The First National Bank of
          Boston as Trustee with respect to the 6 1/4% Convertible
          Subordinated Debentures due 2011 (incorporated by reference to Exhibit 1 of the company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1991)
*(10a)    1987 Zenith Stock Incentive Plan (as amended) (incorporated by reference to Exhibit A of the company's definitive Proxy
          Statement dated March 13, 1992)
*(10b)    Form of Indemnification Agreement with Officers and
          Directors (incorporated by reference to Exhibit 8 of the
          company's Report on Form 10-K for the year ended December
          31, 1989)
*(10c)    Form of Directors 1989 Stock Units Compensation Agreement
          with T. Kimball Brooker (1,000 units) (incorporated by
          reference to Exhibit 9 of the company's Report on Form 10-K for the year ended December 31, 1989)
*(10d)    Form of Directors 1990 Stock Units Compensation Agreement
          with T. Kimball Brooker, Andrew McNally IV and Peter S.
          Willmott (1000 units each) (incorporated by reference to
          Exhibit 6 of the company's Report on Form 10-K for the year ended December 31, 1990)
*(10e)    Form of Directors 1991 Stock Units Compensation Agreement
          with T. Kimball Brooker, Andrew McNally IV and Peter S.
          Willmott (1,000 units each) (incorporated by reference to
          Exhibit 10d of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1991)
*(10f)    Form of Amendment, dated as of July 24, 1991, to Directors
          Stock Units Compensation Agreements for 1990 and 1991
          (incorporated by reference to Exhibit 10e of the company's
          Quarterly Report on Form 10-Q for the quarter ended June 29,
          1991)
*(10g)    Directors Retirement Plan and form of Agreement
          (incorporated by reference to Exhibit 10 of the company's
          Report on Form 10-K for the year ended December 31, 1989)
*(10h)    Form of Amendment, dated as of July 24, 1991, to Directors
          Retirement Plan and form of Agreement (incorporated by
          reference to Exhibit 10f of the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1991)

*(10i)    Supplemental Executive Retirement Income Plan effective as of January 1, 1994 (incorporated by reference to Exhibit
          10ab to the company's Annual Report on Form 10-K for the
          year ended December 31, 1994)
*(10j)    Restated and Amended Zenith Salaried Retirement Savings Plan
*(10k)    Long-Term Equity Compensation Plan (incorporated by
          reference on Form S-8 filed June 6, 1997)
*(10l)    Form of Employee Stock Option Agreement (incorporated by
          reference to Exhibit 10e of the company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995)
*(10m)    Form of Employee Stock Option Agreement, Long-Term Equity
          Compensation Plan
 (10n)    Stock Purchase Agreement dated July 17, 1995, between Zenith
          Electronics Corporation and LG Electronics, Inc.
          (incorporated by reference to Exhibit 2 of the company's
          Report on Form 8-K dated July 17, 1995)
*(10o)    Employment Agreement, dated January 1, 1997, between Roger
          A. Cregg and Zenith Electronics Corporation (incorporated by reference to Exhibit 10p to the company's Annual Report on
          Form 10-K for the year ended December 31, 1996)
*(10p)    Employment Agreement, dated January 1, 1997, between Richard
          F. Vitkus and Zenith Electronics Corporation (incorporated by reference to Exhibit 10q to the company's Annual Report on Form 10-K for the year ended December 31, 1996)
*(10q)    Employment Agreement, dated January 1, 1997, between Peter
          S. Willmott and Zenith Electronics Corporation (incorporated by reference to Exhibit 10r to the company's Annual Report on Form 10-K for the year ended December 31, 1996)
*(10r)    Employment Agreement, dated January 1, 1997, between Dennis
          R. Winkleman and Zenith Electronics Corporation
          (incorporated by reference to Exhibit 10s to the company's
          Annual Report on Form 10-K for the year ended December 31,
          1996)
 (10s)    Agreement between Jay Alix & Associates and Zenith
          Electronics Corporation, as amended
 (10t)    Receivables Purchase Agreement dated as of March 31, 1997, among Zenith Electronics Corporation and Zenith Finance
          Corporation (incorporated by reference to Exhibit 10a to the company's Quarterly Report on Form 10-Q for the quarter
          ended March 29, 1997)
 (10u)    Letter amendment, dated October 15, 1997, to Receivables
          Purchase Agreement dated as of March 31, 1997, among Zenith
          Electronics Corporation and Zenith Finance Corporation and
          to Zenith Trade Receivable Master Trust Pooling and
          Servicing Agreement dated as of March 31, 1997, among Zenith
          Finance Corporation, Zenith Electronics Corporation and
          Bankers Trust Company
 (10v)    Receivables Purchase Agreement dated as of March 31, 1997, among Zenith Microcircuits Corporation and Zenith Finance
          Corporation (incorporated by reference to Exhibit 10b to the company's Quarterly Report on Form 10-Q for the quarter
          ended March 29, 1997)
 (10w)    Zenith Trade Receivable Master Trust Pooling and Servicing
          Agreement dated as of March 31, 1997, among Zenith Finance
          Corporation, Zenith Electronics Corporation and Bankers
          Trust Company (incorporated by reference to Exhibit 10c to the company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997)
 (10x)    Lease Agreement dated as of March 26, 1997, by and among
          Fleet National Bank and Zenith Electronics Corporation
          (incorporated by reference to Exhibit 10d to the company's
          Quarterly Report on Form 10-Q for the quarter ended March
          29, 1997)
 (10y)    Lease Agreement dated as of March 26, 1997, by and among
          Fleet National Bank and Zenith Electronics Corporation of
          Texas (incorporated by reference to Exhibit 10e to the
          company's Quarterly Report on Form 10-Q for the quarter
          ended March 29, 1997)

 (10z) Participation Agreement dated as of March 26, 1997, by and among Zenith Electronics Corporation, General Foods Credit
          Corporation, Fleet National Bank and other lenders named, and First Security Bank, National Association (incorporated by reference to Exhibit 10f to the company's Quarterly
          Report on Form 10-Q for the quarter ended March 29, 1997)
 (10aa) Participation Agreement dated as of March 26, 1997, by and among Zenith Electronics Corporation of Texas, General Foods
          Credit Corporation, Fleet National Bank and other lenders named, and First Security Bank, National Association
          (incorporated by reference to Exhibit 10g to the company's
          Quarterly Report on Form 10-Q for the quarter ended March
          29, 1997)
 (10ab)   Financial Support Agreement as of March 31, 1997, between LG
          Electronics Inc. and Zenith Electronics Corporation
          (incorporated by reference to Exhibit 10h to the company's
          Quarterly Report on Form 10-Q for the quarter ended March
          29, 1997)
 (10ac)   Subordination Agreement, dated as of November 3, 1997, among
          Zenith Electronics Corporation, Citicorp North America, Inc.
          and LG Electronics Inc., (incorporated by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997)
*(10ad)   Performance Optimization Plan Agreement, dated April 7,
          1997, between Richard F. Vitkus and Zenith Electronics
          Corporation
 (18) Letter re change in accounting principle (incorporated by reference to Exhibit 18 to the company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997)
 (21)     Subsidiaries of the company
 (23)     Consent of Independent Public Accountants
 (27)     Financial Data Schedule for the Year ended December 31, 1997

-------------------------
* Represents a management contract, compensation plan or arrangement.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

                                          ZENITH ELECTRONICS CORPORATION
                                          (Registrant)

                                          By:     /s/ JEFFREY P. GANNON

                                            ------------------------------------
                                                     Jeffrey P. Gannon
                                               President and Chief Executive
                                                           Officer

                                          Date: March 31, 1998

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

                   SIGNATURES                                      TITLE                        DATE
                   ----------                                      -----                        ----

             /s/ T. KIMBALL BROOKER                 Director                               March 31, 1998
------------------------------------------------
               T. Kimball Brooker

                /s/ KI-SONG CHO                     Director                               March 31, 1998
------------------------------------------------
                  Ki-song Cho

             /s/ EUGENE B. CONNOLLY                 Director                               March 31, 1998
------------------------------------------------
               Eugene B. Connolly

              /s/ ROBERT A. HELMAN                  Director                               March 31, 1998
------------------------------------------------
                Robert A. Helman

            /s/ CHA HONG (JOHN) KOO                 Director                               March 31, 1998
------------------------------------------------
              Cha Hong (John) Koo

              /s/ SEUNG PYEONG KOO                  Director                               March 31, 1998
------------------------------------------------
                Seung Pyeong Koo

                 /s/ HUN JO LEE                     Director                               March 31, 1998
------------------------------------------------
                   Hun Jo Lee

             /s/ ANDREW MCNALLY IV                  Director                               March 31, 1998
------------------------------------------------
               Andrew McNally IV

                  /s/ YONG NAM                      Director                               March 31, 1998
------------------------------------------------
                    Yong Nam

             /s/ PETER S. WILLMOTT                  Director                               March 31, 1998
------------------------------------------------
               Peter S. Willmott

                  /s/ NAM WOO                       Director                               March 31, 1998
------------------------------------------------
                    Nam Woo

            /s/ ROBERT N. DANGREMOND                Acting Chief Financial Officer         March 31, 1998
------------------------------------------------    (Principal Financial Officer)
              Robert N. Dangremond

            /s/ LAWRENCE D. PANOZZO                 Director of Corporate Accounting       March 31, 1998
------------------------------------------------    and Planning
              Lawrence D. Panozzo                   (Principal Accounting Officer)

                   INDEX TO FINANCIAL STATEMENTS AND EXHIBITS

Consolidated Financial Statements
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
Unaudited Quarterly Financial Data
Report of Independent Public Accountants on Financial Statement Schedule

Financial Statement Schedule:
     Schedule II -- Valuation and Qualifying Accounts

Exhibits:

 (3c)     By-Laws of the company, as amended
 (4c)     Second Amendment, effective as of December 31, 1997, to
          Credit Agreement dated as of March 31, 1997, among Zenith
          Electronics Corporation, Citibank N.A., Citicorp North
          America, Inc. and the other lenders named therein
(10j)     Restated and Amended Zenith Salaried Retirement Savings Plan
(10m)     Form of Employee Stock Option Agreement, Long-Term Equity
          Compensation Plan
(10s)     Agreement between Jay Alix & Associates and Zenith
          Electronics Corporation, as amended
(10u)     Letter amendment, dated October 15, 1997, to Receivables
          Purchase Agreement dated as of March 31, 1997, among Zenith
          Electronics Corporation and Zenith Finance Corporation and to Zenith Trade Receivable Master Trust Pooling and
          Servicing Agreement dated as of March 31, 1997, among Zenith
          Finance Corporation, Zenith Electronics Corporation and
          Bankers Trust Company
(10ad)    Performance Optimization Plan Agreement, dated April 7,
          1997, with Richard F. Vitkus
(21)      Subsidiaries of the company
(23)      Consent of Independent Public Accountants
(27)      Financial Data Schedule for the Year ended December 31, 1997

                       CONSOLIDATED FINANCIAL STATEMENTS

                         ZENITH ELECTRONICS CORPORATION

     STATEMENTS OF CONSOLIDATED OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                                        YEAR ENDED DECEMBER 31
                                                                ---------------------------------------
                                                                  1997           1996           1995
                                                                  ----           ----           ----
                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues
  Net sales.................................................    $1,173.1       $1,287.9       $1,273.9
                                                                --------       --------       --------
Costs, Expenses and Other
  Cost of products sold.....................................     1,180.5        1,257.0        1,188.8
  Selling, general and administrative (Note Four)...........       178.3          167.8          128.8
  Engineering and research..................................        42.9           46.7           43.5
  Other operating expense (income), net
     (Notes One, Three and Ten).............................        42.4          (26.3)         (30.1)
  Restructuring and other charges (Note Seven)..............          --            9.3           21.6
                                                                --------       --------       --------
Income
  Operating income (loss)...................................      (271.0)        (166.6)         (78.7)
  Gain (loss) on asset sales, net...........................        (4.6)           0.3           (1.7)
  Interest expense..........................................       (25.5)         (15.1)         (19.9)
  Interest income...........................................         0.9            3.6            1.8
                                                                --------       --------       --------
  Income (loss) before income taxes.........................      (300.2)        (177.8)         (98.5)
  Income taxes (credit) (Note Eight)........................        (0.8)           0.2           (7.7)
                                                                --------       --------       --------
     Net income (loss)......................................    $ (299.4)      $ (178.0)      $  (90.8)
                                                                ========       ========       ========
Per Share
  Income (loss) per common share (Note Eighteen)............    $  (4.49)      $  (2.73)      $  (1.85)
                                                                ========       ========       ========
Retained Earnings (Deficit)
  Balance at beginning of year..............................    $ (362.3)      $ (184.3)      $  (93.5)
  Net income (loss).........................................      (299.4)        (178.0)         (90.8)
                                                                --------       --------       --------
     Retained earnings (deficit) at end of year.............    $ (661.7)      $ (362.3)      $ (184.3)
                                                                ========       ========       ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         ZENITH ELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                                --------------------
                                                                  1997        1996
                                                                  ----        ----
                                                                (IN MILLIONS, EXCEPT
                                                                SHARE AND PER SHARE
                                                                       DATA)
ASSETS
Current Assets
  Cash (Note One)...........................................    $    --     $    --
  Receivables, net of allowance for doubtful accounts of $--
     and $6.2...............................................       21.7       208.3
  Inventories (Note Eleven).................................      165.5       255.7
  Transferor Certificates (Note Twelve).....................       99.7          --
  Other.....................................................       26.3        11.1
                                                                -------     -------
     Total current assets...................................      313.2       475.1
Noncurrent Assets
  Property, plant and equipment, net (Note Thirteen)........      171.1       278.3
  Other (Note Six)..........................................       43.4        11.9
                                                                -------     -------
          Total assets......................................    $ 527.7     $ 765.3
                                                                =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt (Note Fifteen)............................    $  72.0     $  47.0
  Current portion of long-term debt (Note Sixteen)..........       15.3        17.8
  Accounts payable..........................................       91.3       109.6
  Accounts payable to related party (Note Six)..............      145.9       124.5
  Compensation and retirement benefits (Note Nineteen)......       41.2        43.2
  Product warranties........................................       18.3        32.1
  Co-op advertising and merchandising programs..............       30.6        20.5
  Income taxes payable......................................        0.7         1.3
  Other accrued expenses....................................       51.6        54.6
                                                                -------     -------
     Total current liabilities..............................      466.9       450.6
Noncurrent Liabilities
  Long-term liabilities (Note Six)..........................       17.0          --
  Long-term debt (Note Sixteen).............................      132.8       152.7
Stockholders' Equity
  Preferred stock, $1 par value; 8,000,000 shares
     authorized; none outstanding...........................         --          --
  Common stock, $1 par value; 150,000,000 shares authorized;
     67,130,628 and 66,564,119 shares issued................       67.1        66.6
  Additional paid-in capital................................      507.3       459.4
  Retained earnings (deficit)...............................     (661.7)     (362.3)
  Cost of 105,181 common shares in treasury.................       (1.7)       (1.7)
                                                                -------     -------
     Total stockholders' equity (Note Seventeen)............      (89.0)      162.0
                                                                -------     -------
          Total liabilities and stockholders' equity........    $ 527.7     $ 765.3
                                                                =======     =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         ZENITH ELECTRONICS CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                               INCREASE (DECREASE) IN CASH
                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                                1997       1996      1995
                                                                ----       ----      ----
                                                                      (IN MILLIONS)
Cash Flows from Operating Activities
  Net income (loss).........................................  $(299.4)   $(178.0)   $(90.8)
  Adjustments to reconcile net income (loss)
    to net cash used by operations:
       Depreciation.........................................     38.0       35.0      32.1
       Charge for asset impairment..........................     63.7         --        --
       Employee retirement plan contribution in stock.......      4.9        5.3        --
       (Gain) loss on asset sales, net......................      4.6        (.3)      1.7
       Charge for donated services..........................      2.2         --        --
       Other................................................       .5        1.6        .5
       Changes in assets and liabilities:
         Current accounts...................................    149.4      116.4      19.9
         Other assets.......................................      3.6       (3.9)      3.4
         Other liabilities..................................      7.6         --        --
                                                              -------    -------    ------
  Net cash used by operating activities.....................    (24.9)     (23.9)    (33.2)
                                                              -------    -------    ------
Cash Flows from Investing Activities
  Capital additions.........................................    (82.5)    (129.0)    (51.9)
  Proceeds from asset sales.................................    187.7        4.3       2.9
  Distribution of Investor Certificates.....................    (84.0)        --        --
                                                              -------    -------    ------
  Net cash provided (used) by investing activities..........     21.2     (124.7)    (49.0)
                                                              -------    -------    ------
Cash Flows from Financing Activities
  Short-term borrowings, net................................     25.0       47.0        --
  Proceeds from issuance of long-term debt..................     45.0         --      40.0
  Proceeds from issuance of common stock, net...............      1.1       15.7     170.7
  Principal payments on long-term debt......................    (67.4)      (7.3)    (44.2)
                                                              -------    -------    ------
  Net cash provided by financing activities.................      3.7       55.4     166.5
                                                              -------    -------    ------
Cash
  Increase (decrease) in cash...............................       --      (93.2)     84.3
  Cash at beginning of year.................................       --       93.2       8.9
                                                              -------    -------    ------
  Cash at end of year.......................................  $    --    $    --    $ 93.2
                                                              =======    =======    ======
Changes in Current Assets and Liabilities
  Increase (decrease) in cash attributable to changes in:
       Receivables, net.....................................    186.6    $  (7.5)   $ 10.2
       Transferor Certificates..............................   (110.7)        --        --
       Income taxes, net....................................     (0.6)        .1      (6.0)
       Inventories..........................................     90.2      (53.1)     51.4
       Other assets.........................................     (9.7)      (3.3)      2.2
       Accounts payable and accrued expenses................     (6.4)     180.2     (37.9)
                                                              -------    -------    ------
         Net change in current accounts.....................  $ 149.4    $ 116.4    $ 19.9
                                                              =======    =======    ======
Supplemental Disclosure
Supplemental disclosure of cash flow information --
  Cash paid (refunded) during the period for:
    Interest................................................  $  24.8    $  14.1    $ 20.6
    Income taxes............................................     (9.3)        .9       (.1)
  Non-cash activity:
    Asset and additional paid-in capital recorded related to
      guarantee fee.........................................  $  39.7    $    --    $   --
    Liability recorded related to deferred gain on sale
      leaseback.............................................     10.2         --        --

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

     Properties and depreciation: Property, plant and equipment is stated at cost. Additions of machinery and equipment with lives of eight years or more are depreciated by the straight-line method over their useful lives, which range between 8 to 12 years. Accelerated methods are used for depreciation of all other machinery and equipment items, including high technology equipment that may be subject to rapid economic obsolescence. Useful lives for these items range from 4 to 5 years. Additions of buildings are depreciated by the straight-line method over their useful lives, which range from 10 to 33 years.

     Property held for disposal is reported at the lower of carrying amount or fair value, less cost to sell, and is included in Other noncurrent assets. This property includes certain facilities and land no longer used in the company's operations.

     Rental expenses under operating leases were $20.7 million, $12.8 million, and $15.3 million in 1997, 1996 and 1995, respectively. The 1997 increase in rental expense was due to the sale-leaseback transaction that was entered into in April 1997. See Note Fourteen for additional information on the sale-leaseback transaction.

     The company capitalizes interest on major capital projects. The company capitalized $4.1 million and $2.3 million of interest in 1997 and 1996, respectively. The amount was not material in 1995.

     Engineering, research, product warranty and other costs: Engineering and research costs are expensed as incurred. Estimated costs for product warranties are provided at the time of sale based on experience factors. The costs of co-op advertising and merchandising programs are also provided at the time of sale.

     Foreign currency: The company uses the U.S. dollar as the functional currency for all foreign subsidiaries. Foreign exchange gains and losses are included in Other operating expense (income) and were not material in 1997, 1996 and 1995.

     Stock options: During 1996, the company adopted Statement of Financial Accounting Standards ("FAS") No. 123, "Accounting for Stock-Based Compensation". The accounting standard requires the company to value all stock-based compensation based on the estimated fair value at the grant date and spread the deemed cost over the vesting period. The standard permits a choice of whether to charge operations or disclose the calculated cost, as pro forma information. The company has chosen to disclose the calculated cost, as pro forma information (see Note Seventeen).

     Impairment of Long-lived Assets: The company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. See Note Three for additional information.

NOTE TWO -- FINANCIAL RESULTS AND LIQUIDITY:

     The company has incurred net losses of $299.4 million, $178.0 million, and $90.8 million in 1997, 1996 and 1995, respectively. For many years the company's major competitors, many with greater resources, have aggressively lowered their selling prices in an attempt to increase market share. Although the company has benefited from cost reduction programs, these lower color television prices together with inflationary cost increases have more than offset such cost reduction benefits.

     Since joining the company in January 1998, the new Chief Executive Officer, along with the rest of the company's management team has been developing a broad operational and financial restructuring plan. A broad outline of that plan has been presented to the company's Board of Directors in March 1998. The plan, which is designed to leverage the company's brand, distribution and technology strengths, includes reducing costs, outsourcing of certain components and products, disposition of certain assets and capitalizing on the company's patented digital television technologies. Restructuring costs must be incurred to implement the plan.

     Despite its negative cash flow, the company has been able to secure financing to support its operations to date, based on credit support from LGE. Between November 1997 and February 1998, the company (with the guarantee of LGE) entered into a series of new lending agreements with commercial lenders for unsecured lines of credit totaling more than $100 million, all of which has been drawn as of March 31, 1998.

     Going forward, significant amounts of additional cash will be needed to pay the restructuring costs to implement the proposed business plan and to fund losses until the company has returned to profitability. Based on management's proposed plan, the company estimates that at least $225 million would be required to fund the company's restructuring costs and operations through the end of 1998 and that additional amounts could be required thereafter.

     While there is no assurance that funding will be available to execute the plan, the company is continuing to seek financing to support its turnaround efforts and is exploring a number of alternatives in this regard. LGE has agreed to provide up to $45 million in additional funding for one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after June 30, 1998, and is secured by certain assets of the company. The company believes that this additional short-term financing, along with its current credit facilities, will be sufficient to support the company's liquidity requirements through June 30, 1998, depending on operating results and the level of continued trade support. In addition, the company is engaged in ongoing discussions with LGE concerning the company's business plan, and LGE is considering whether to provide additional long-term financial support. However, LGE has no obligation to do so. Any such support by LGE would be subject to a number of conditions, including the operating results of the company, third-party consents, Republic of Korea regulatory approvals and other conditions. No decision has been made at this time by LGE or the company regarding additional financial support, and there can be no assurance that any additional financial support will be forthcoming from LGE.

     In the absence of long-term financial support from LGE, there can be no assurance that additional financing can be obtained from conventional sources. Management is exploring alternatives that include seeking strategic investors, lenders and/or technology partners, selling substantial company assets or pursuing other transactions that could result in diluting LGE to a less than majority position. There can be no assurance that management's efforts in this regard will be successful.

     To implement the proposed business plan and to fund associated restructuring costs and operating losses, the company will be required to restructure certain of its outstanding debt and other financing arrangements (See Notes Six, Fourteen, Fifteen and Sixteen for a description of certain debt and financing arrangements.) A number of alternatives, including out-of-court and in-court financial restructurings, are being considered.

Management believes that, under any restructuring scenario, the company's common stock would likely be subject to massive dilution as a result of the conversion of debt to equity or otherwise. There can be no assurances as to what value, if any, would be ascribed to the common stock in a restructuring. In addition, the company's subordinated debentures could suffer substantial impairment in a restructuring. Due to a number of uncertainties, many of which are outside the control of the company, there can be no assurance that the company will be able to consummate any operational or financial restructuring.

     The company's independent public accountants have included a "going concern" emphasis paragraph in their audit report accompanying the 1997 financial statements. The paragraph states that the company's recurring losses and negative working capital raise substantial doubt about the company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Existing credit facilities are not expected to be sufficient to cover liquidity requirements after June 30, 1998, and the company is currently facing the prospect of not having adequate funds to operate its business. There can be no assurance that additional credit facilities can be arranged or that any long-term restructuring alternative can be successfully initiated or implemented by June 30, 1998, in which case the company may be compelled to pursue a bankruptcy filing in the absence of a proposed or pre-approved financial restructuring. The company will be required to obtain waivers under its financing arrangements for periods subsequent to June 30, 1998 and the lenders thereunder are under no obligation to provide such waivers.

     Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as part of a financial restructuring, can significantly improve operating results. The support of the company's vendors, customers, lenders, stockholders and employees will continue to be key to the company's future success.

NOTE THREE -- IMPAIRMENT OF LONG-LIVED ASSETS:

     During the fourth quarter of 1997, an impairment was recognized for the Consumer Electronics business since the future undiscounted cash flows of assets were estimated to be insufficient to recover their related carrying values. As such, the company recognized an expense of $53.7 million and established a valuation reserve for the write-down of the excess carrying value over fair market value. The fair market value used in determining the impairment loss was based upon management and third party valuations, including estimates of potential environmental liabilities. This FAS 121 charge is included in Other operating expense (income).

     During the third quarter of 1997, the company recorded a charge of $10.0 million related to the impairment of certain long-lived assets to be disposed of. The charge relates primarily to (i) assets that will be sold or scrapped as a result of the company's decision to phase out of its printed circuit board operation (ii) assets that will be sold or scrapped as a result of the company's decision not to develop the proposed large-screen picture tube plant in Woodridge, Illinois and (iii) a building in Canada that was sold in December 1997. The amount of the charge is included in Other operating expense (income).

     The impairment charges discussed above are based upon management's best estimates of the recoverability of long-lived assets and the fair value of the related assets. It is reasonably possible that the company's estimates of the recoverability of long-lived assets and the fair value will change. See Note Two for additional information.

NOTE FOUR -- CHARGE FOR BAD DEBTS:

     In November 1995 the company entered into a contract with a customer in Brazil to purchase TVs and TV kits and to assemble and distribute Zenith brand TVs in that country. In early 1997, this customer discontinued timely payments of its obligations, and sought to renegotiate both the timing and the amount of the obligations to the company. While the company and this customer continued to negotiate in an attempt to reach a business solution, litigation was commenced by both parties in Brazil. The company had also initiated litigation against this customer in the United States. In late 1997, this matter was settled. The agreement provides that the company will make certain parts and components available to this customer, and will receive an $11.0 million settlement payable in installments over eleven months. As a result of the above problems, the company recorded a $21.3 million bad debt charge during 1997 related to this customer, which reflects the company's estimated loss as of December 31, 1997. The bad debt charge affected the transferor certificate valuation allowance.

NOTE FIVE -- ACCOUNTING CHANGES:

     During 1997 the company changed its accounting policy for most tooling expenditures. The old policy was to charge most tooling expenditures to expense in the period acquired. The new policy is to defer the tooling charges incurred subsequent to March 29, 1997, over a 20-month period in order to more appropriately match the costs with their period of benefit. The accounting policy for picture tube tooling remains the same, which is to amortize that tooling over a four-year period. This change was accounted for as a change in accounting estimate effected by a change in accounting principle and will be accounted for on a prospective basis. The change decreased tooling expense by $8.9 million, and decreased the loss per share by $.13 in 1997.

     Effective January 1, 1996, the company changed its inventory costing method for its picture tube inventories from LIFO to FIFO. There has been a strategic marketing shift in the company toward selling more larger-screen television sets and less smaller-screen sets. The picture tubes for the smaller-screen television sets are manufactured by the company and have been costed using LIFO. It is expected that the LIFO picture tube inventory pool will decrease and this decrease would create a LIFO liquidation resulting in a poor matching of current costs with current revenues. As a result, the company believes that the FIFO method is preferable as it will provide a more appropriate and consistent matching of costs against revenues. This change in accounting had no material impact on quarterly results and as a result, quarterly information is not restated. The effect of this change in accounting principle was to reduce the net loss reported for 1996 by $2.7 million, or $.04 per share, The change has been applied to prior years by retroactively restating the financial statements. The effect of this change for 1995 was to reduce the net loss reported by $1.6 million, or $.03 per share.

NOTE SIX -- RELATED PARTY:

     In November 1995, a change in control of the company occurred, in which LGE purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of December 31, 1997, LGE owned 36,569,000 shares of common stock of the company which represents 55 percent of the outstanding common stock. Because LGE owns a majority of the issued and outstanding common stock, it effectively controls the outcome of any matter requiring action by a majority of the company's stockholders, including the election of a majority of the company's directors and any future change in control of the company.

     LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during 1997 and 1996.

     Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $93.3 million and $128.8 million of these items in 1997 and 1996, respectively. Sales of products purchased from LGE and its affiliates contributed $112.3 million and $141.4 million to sales in 1997 and 1996, respectively, and $19.0 million and $12.6 million to gross margin in 1997 and 1996, respectively.

     Equipment purchases: The company purchased approximately $40 million of production machinery and equipment from LGE during 1997 and 1996. The machinery and equipment related primarily to new production lines in the company's picture tube plant for the manufacture of computer display tubes.

     Product and other sales: The company sells TVs, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales in 1997 and 1996 by the company to LGE and its affiliates were $55.1 million and $29.4 million, respectively.

     In December 1996, the company closed its wholly-owned Canadian distributor and sold the remaining inventory to LGE at book value. The company entered into a Distributor Agreement with an LGE subsidiary whereby LGE will be the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's product in Mexico.

     Technical agreements: The company and LGE are currently operating under several technology agreements and licenses, including: LGE engineering support for HDTV development and related technical and intellectual property; technology and patent licenses to LGE to develop flat tension mask products; and agreements granting LGE the right to use the company's patents on TV tuners. LGE's payment in 1997 and 1996 to the company under these agreements and licenses was $.6 million and $1.0 million, respectively.

     Service Assistance: In 1997, employees of LGE provided certain services to the company for which LGE was not compensated. These donated services were valued at $2.2 million and the accounting treatment was to recognize the value of these expenses in the company's income statement and in additional paid-in capital. In 1996, employees of LGE provided certain services to the company for which LGE was not compensated. The value of these services was not material in 1996.

     In 1997, employees of LGE provided certain services to the company that were covered under service agreements. The company's payments and payable to LGE for such services totaled $4.8 million.

     Other Items: In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. The term of the facility is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after June 30, 1998. Repayment is due in full at the end of the term. The facility is secured by liens on certain of the company's assets and is subject to certain terms and conditions.

     In September 1997, the company and LGE entered into an High Definition TV Receiver Project Agreement. As called for in the agreement, the company received $4.5 million from LGE toward funding for the project. In return, LGE will receive a percentage of applicable royalties the company anticipates receiving until such time as LGE has received $4.5 million. The $4.5 million is included in Long-term liabilities.

     In August 1997, the company received $30.0 million from LGE representing payments in advance for 1997 sales from the company to LGE. The amount was recorded as a liability and as sales were made to LGE, the liability balance was reduced. As of December 31, 1997, $.6 million of the liability to LGE remained and is included in Other accrued expenses.

     In April 1997, the company and LGE entered into an arrangement whereby the company's accounts payables arising in the ordinary course of business to LGE would be extended for certain periods of time. Prior to April 1997, the company's accounts payables arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended payables was $144.3 million and $106.8 million as of December 31, 1997 and 1996, respectively. The company is charged interest on the extended period at negotiated rates.

     In return for LGE providing support for certain financing activities of the company entered into in April 1997, the company granted options to LGE to purchase approximately 3.9 million common shares of the company at an exercise price of $0.01 per share, exercisable over time. The accounting for these stock options was based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments. The related deferred financing charge, net of amortization, is recorded as follows: $30.1 million in Noncurrent other assets and $5.1 million in Current other assets.

     As of December 31, 1997 and 1996, accounts payable included $145.9 million and $124.5 million, respectively, to LGE and its affiliates. The amount of receivables from LGE and its affiliates was not material as of December 31, 1997 and 1996.

     The company currently leases space from an LGE subsidiary in (i) Huntsville, Alabama, for its Parts & Service group, (ii) Ontario, California, for a warehouse and (iii) San Jose, California, for its Network Systems group.

NOTE SEVEN -- RESTRUCTURING AND OTHER CHARGES:

     During the fourth quarter of 1996, the company recorded $9.3 million of restructuring charges. The restructuring was composed of $5.2 million of charges related to severance costs associated with employment reductions (mostly in the company's U.S. salaried workforce) and $4.1 million of charges associated with the shutdown of the company's wholly-owned Canadian distributor. Substantially all of the provisions were related to cash expenditures made during 1997.

     During the fourth quarter of 1995, the company recorded charges totaling $3.6 million that were incurred as a consequence of the LGE purchase of common stock as described in Note Six. During the second quarter of 1995, the company recorded a charge of $18.0 million primarily to restructure its core Consumer Electronics and Network Systems business. The major elements of the restructuring related to severance expenses associated with employment reductions, primarily in the company's U.S. salaried workforce and costs associated with realigned distribution activities as the company changed to direct-to-retail distribution on a nationwide basis. The remaining charges related to other non-recurring items, including certain environmental, legal and other regulatory matters, along with trade receivable write-offs (primarily for accounts in Mexico as a result of the December 1994 peso devaluation).

NOTE EIGHT -- INCOME TAXES:

     The components of income taxes (credit) were:

                                                            YEAR ENDED DECEMBER 31
                                                           -------------------------
                                                           1997      1996      1995
                                                           ----      ----      ----
                                                                 (IN MILLIONS)
Currently payable (refundable):
  Federal................................................  $ .1       $--      $(7.8)
  State..................................................   (.9)       .2         .1
                                                           ----       ---      -----
  Total income taxes (credit)............................  $(.8)      $.2      $(7.7)
                                                           ====       ===      =====

     The $7.7 million income tax credit in 1995 included a $7.5 million tax refund (including interest) due the company as a result of certain foreign tax credit issues in audits of prior years. The company received this tax refund during 1997.

     The statutory federal income tax rate and the effective tax rate are compared below:

                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                        1997     1996     1995
                                                        ----     ----     ----
Statutory federal income tax rate.....................  (35.0)%  (35.0)%  (35.0)%
State income taxes, net...............................     --       --       .1
Foreign tax effects...................................    2.2      1.0      1.5
Tax benefits not recognized subject to future
  realization.........................................   32.8     34.0     33.5
Net operating loss carryback/refund...................     --       --     (8.4)
                                                        -----    -----    -----
Effective tax rate....................................    (--)%    (--)%   (8.3)%
                                                        =====    =====    =====

     Deferred tax assets (liabilities) are comprised of the following:

                                                                   YEAR ENDED
                                                                  DECEMBER 31
                                                               ------------------
                                                                1997       1996
                                                                ----       ----
                                                                 (IN MILLIONS)
Loss carryforwards.........................................    $ 353.5    $ 228.2
Inventory valuation........................................       22.6       23.8
Transferor certificate valuation reserve...................       14.6         --
PP&E valuation reserve.....................................       22.9         --
Product warranty...........................................        9.4       11.5
Co-op advertising..........................................        3.7        6.3
Merchandising..............................................        2.6        3.8
Other......................................................       35.6       38.0
                                                               -------    -------
     Deferred tax assets...................................      464.9      311.6
                                                               -------    -------
Depreciation...............................................        3.4       (6.6)
Other......................................................       (1.3)       5.5
                                                               -------    -------
     Deferred tax liabilities..............................        2.1       (1.1)
                                                               -------    -------
Valuation allowance........................................     (467.0)    (310.5)
                                                               -------    -------
     Net deferred tax assets...............................    $    --    $    --
                                                               =======    =======

     The valuation allowance was established since the realization of these assets cannot be reasonably assured, given the company's recurring losses.

     As of December 31, 1997, the company had $835.6 million of total net operating loss carryforwards (NOLs) available for federal income tax purposes (which expire from 2004 through 2011) and unused tax credits of $3.9 million (which expire from 2000 through 2002).

     The stock purchase by LGE described in Note Six created an "ownership change" of the company for federal income tax purposes, with the effect that the company's annual usage of its NOLs will be limited to approximately $27 million, which represents the product of (i) a tax-exempt rate of return announced monthly by the Internal Revenue Service (5.75 percent for ownership changes occurring in the month of November 1995) and (ii) the value of the company immediately before the ownership change, as determined under applicable tax regulations. This limitation applies to approximately $481 million of the company's available NOL carryovers, which represents the losses generated prior to the "ownership change". The company's remaining loss carryovers are not subject to this limitation. In addition, this limitation, appropriately modified, will also apply to the company's utilization of most of its tax credit carryovers. The effect of this annual limit will depend upon the generation of sufficient taxable income in the future and certain other factors.

NOTE NINE -- GEOGRAPHIC SEGMENT DATA:

     The company's operations involve a dominant industry segment -- the design, development, manufacture and distribution of video products, including color TV sets, VCRs and other consumer electronics products, color picture tubes, cable TV products and parts and accessories for these products.

     Financial information, summarized by geographic area, is as follows:

                                                        YEAR ENDED DECEMBER 31
                                                 ------------------------------------
                                                   1997          1996          1995
                                                   ----          ----          ----
                                                            (IN MILLIONS)
Net sales:
  Domestic companies...........................  $1,144.9      $1,221.4      $1,212.7
  Foreign companies............................      28.2          66.5          61.2
                                                 --------      --------      --------
  Total net sales..............................  $1,173.1      $1,287.9      $1,273.9
                                                 ========      ========      ========
Income (loss) before income taxes:
  Domestic companies...........................  $ (195.3)     $ (171.5)     $  (94.5)
  Foreign companies............................      (4.9)         (6.3)         (4.0)
                                                 --------      --------      --------
  Total income (loss) before income taxes......  $ (300.2)     $ (177.8)     $  (98.5)
                                                 ========      ========      ========
Identifiable assets:
  Domestic companies...........................  $  405.1      $  615.5      $  548.5
  Foreign companies............................     122.6         149.8         152.2
                                                 --------      --------      --------
  Total identifiable assets....................  $  527.7      $  765.3      $  700.7
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

     Sales to a single customer, Circuit City Stores, Inc., amounted to $138.6 million (12 percent) in 1997, $187.2 million (15 percent) in 1996, and $172.1 million (14 percent) in 1995. Sales to a second customer, Sears, Roebuck and Company, accounted for $132.4 million (11 percent) in 1997 and $140.9 million (11 percent) in 1996. No other customer accounted for 10 percent or more of net sales.

NOTE TEN -- OTHER OPERATING EXPENSE (INCOME):

     Major manufacturers of TVs and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuning system patents (the licenses expire in 2003). Royalty income related to the tuning system patents was $26.0 million, $26.6 million, and $25.9 million in 1997, 1996 and 1995, respectively, and is included in Other operating expense (income). See Note Three for further discussion on Other operating expense (income).

NOTE ELEVEN -- INVENTORIES:

     Inventories consisted of the following:

                                                                 DECEMBER 31
                                                            ---------------------
                                                             1997           1996
                                                             ----           ----
                                                                (IN MILLIONS)
Raw materials and work-in-process.........................  $ 96.9         $152.1
Finished goods............................................    68.6          103.6
                                                            ------         ------
Total inventories.........................................  $165.5         $255.7
                                                            ======         ======

NOTE TWELVE -- TRANSFEROR CERTIFICATES:

     The Financial Accounting Standards Board issued FAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in 1996. The accounting standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement was adopted by the company during the second quarter of 1997 in connection with the three-year trade receivables securitization that was entered into in April 1997. Pursuant to the new statement, the trade receivable securitization was accounted for as a sale of receivables.

     Transferor certificates represent the company's retained interest in the pool of saleable receivables that have been sold by the company to a special-purpose trust, but can not or have not yet been sold to outside investors in the commercial paper market via a multi-seller conduit pursuant to the trade receivables securitization agreement. Outside investors hold investor certificates which evidence their ownership of a portion of the assets contained in the special multi-purpose trust. Transferor certificates are valued at historical cost not to exceed their net realizable value. This cost approximates the value of the previous carrying amount (prior to transfer), allocated between the assets sold and the retained interest, based on their relative fair values at the date of the transfer, as required by FAS 125.

NOTE THIRTEEN -- PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following:

                                                                  DECEMBER 31
                                                               ------------------
                                                                1997       1996
                                                                ----       ----
                                                                 (IN MILLIONS)
Land.......................................................    $   2.7    $   9.9
Buildings..................................................      147.9      135.5
Machinery and equipment....................................      640.9      696.6
                                                               -------    -------
                                                                 791.5      842.0
Less accumulated depreciation..............................     (562.0)    (563.7)
Less valuation reserve.....................................      (58.4)        --
                                                               -------    -------
Total property, plant and equipment, net...................    $ 171.1    $ 278.3
                                                               =======    =======

     At December 31, 1997, the company reclassed $8.7 million of property pending disposal out of Property, Plant and Equipment into Other Noncurrent Assets. Included in this amount is $6.0 million of land, which is the primary reason for the 1997 decrease in land, when compared to 1996.

NOTE FOURTEEN -- SALE LEASEBACK TRANSACTION:

     In April 1997 the company entered into an $87 million sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Ill., plant and in its Reynosa and Juarez, Mexico, facilities. The result of the sale was a $10.2 million gain for the company, which was deferred and is being amortized over the 12 1/2 year lease term

     The related lease is being accounted for as an operating lease. The rental expense under this lease in 1997 was $8.1 million. The minimum lease payments required by the lease over the next five years are as follows (in million):

Year ending December 31:
       1998.................................................  $ 12.3
       1999.................................................    10.6
       2000.................................................     9.6
       2001.................................................     9.7
       2002.................................................     9.7
       Thereafter...........................................    78.6
                                                              ------
       Total minimum lease payments.........................  $130.5
                                                              ======

     The company's payment obligations, along with certain other items under the lease agreement are fully guaranteed by LGE (see discussion in Note Six). The sale-leaseback agreement contains financial penalties which would be triggered if the company was to terminate the lease early.

NOTE FIFTEEN -- SHORT-TERM DEBT AND CREDIT ARRANGEMENTS:

     In April 1997, the company obtained a $65 million revolving credit line with Citicorp. This facility replaces the company's previous credit agreement with General Electric Capital Corporation. Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, domestic fixed assets, stock of the company's subsidiaries and tuner patent royalties, along with the related patents, licenses and other general intangibles. Interest on borrowings is based on market rates.

     The credit line contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter. During 1997, the company amended the credit facility to relax certain financial covenants. As amended, the financial covenants include a minimum EBITDA amount, a current ratio test, a funded debt / total capitalization ratio test, a tuning patent royalties test and an LGE payable test. As a result of waivers obtained from Citicorp, N.A., in December 1997 and March 1998, only the tuning patent royalties test and the LGE payable test were in effect as of December 31, 1997 and March 31, 1998, and the company was in compliance with both of these covenants. In addition, there are restrictions regarding investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. The credit agreement prohibits dividend payments on the company's common stock, restricts dividend payments on any of its preferred.

     Between November 1997 and February 1998 the company entered into a series of new financing transactions designed to enhance the company's liquidity and financial flexibility. The company obtained a total of $110 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of America ($30 million), the First Chicago NBD ($30 million), Societe Generale ($20 million) and Credit Agricole ($30 million). As of December 31, 1997, a total of $72.0 million was outstanding under these credit lines.

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

     In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. See Note Six for further discussion.

     Borrowings and interest rates on short-term debt were:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                          1997     1996     1995
                                                          ----     ----     ----
                                                              (IN MILLIONS)
Maximum month-end borrowings...........................  $72.0    $72.6    $69.5
Average daily borrowings...............................   26.4     18.3     37.2
Weighted average interest rate.........................    9.1%     8.8%    10.5%

NOTE SIXTEEN -- LONG-TERM DEBT:

     The components of long-term debt were:

                                                                DECEMBER 31
                                                              ---------------
                                                               1997     1996
                                                               ----     ----
                                                               (IN MILLIONS)
6 1/4 percent convertible subordinated debentures due
  2011......................................................  $109.3   $115.0
8.5 percent senior subordinated convertible debentures due
  2000......................................................      --     23.8
8.5 percent senior subordinated convertible debentures due
  2001......................................................      .5       .5
Term Loan...................................................    38.3     31.5
                                                              ------   ------
                                                               148.1    170.5
Less current portion........................................    15.3     17.8
                                                              ------   ------
     Total long-term debt...................................  $132.8   $152.7
                                                              ======   ======

     The 6 1/4 percent convertible subordinated debentures are unsecured general obligations, subordinate in right of payment to certain other debt obligations, and are convertible into common stock at $31.25 per share. Terms of the debenture agreement include annual sinking-fund payments of $5.8 million beginning in April 1997 and provisions which could result in the acceleration of their payment in the event the company is in default on provisions of other debt agreements. The debentures are redeemable at the option of the company, in whole or in part, at specified redemption prices at par or above.

     In December 1997 the company redeemed the 8.5 percent Senior Subordinated Convertible Debentures due November 2000. There was $23.8 million principal amount of such debentures outstanding and the redemption price of such debentures was 104 percent of such principal amount plus accrued interest through the redemption date. The loss on extinguishment of this debt was not material.

     The 8.5 percent debentures due 2001 are unsecured general obligations, subordinate in right of payment to certain other debt obligations, and are convertible into shares of common stock at an initial conversion price of $10.00 per share. Subsequent to December 31, 1997, the company redeemed the 8.5 percent Senior Subordinated Convertible Debentures due January 2001. There was $.5 million principal amount of such debentures outstanding and the redemption price of such debentures was 104 percent of such principal amount plus accrued interest through the redemption date. The loss on extinguishment of this debt was not material.

     In April 1997 the company entered into a $45 million term loan with Citicorp. This facility replaces the company's previous credit term loan with General Electric Capital Corporation. The term loan requires scheduled quarterly principal payments of $2.3 million with a balloon payment of $20.3 million at maturity. The facility is secured by the company's inventory, domestic fixed assets, stock of the company's subsidiaries and tuner patent royalties, along with the related patents, licenses and other general intangibles. Interest on borrowings is based on market rates.

     The term loan contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter. During 1997, the company amended the credit facility to relax certain financial covenants. As amended, the financial covenants include a minimum EBITDA amount, a current ratio test, a funded debt/total capitalization ratio test, a tuning patent royalties test and an LGE payable test. As a result of waivers obtained from Citicorp, N.A., in December 1997 and March 1998, only the tuning patent royalties test and the LGE payable test were in effect as of December 31, 1997 and March 31, 1998, and the company was in compliance with both of these covenants. The long-term portion of the term loan has been classified in the accompanying balance sheet based on the company's intention to seek additional waivers or amendments for any future noncompliance prior to the expiration of the March 1998 waiver in June 1998 that extent to a period subsequent to January 1, 1999. There are no assurances that such waivers or amendments will be granted.

     In addition, the term loan contains restrictions regarding investments, acquisitions, guaranties, transactions with affiliates, sales of assets, mergers and additional borrowings, along with limitations on liens. The term loan prohibits dividend payments on the company's common stock and restricts dividend payments on any of its preferred stock.

     The fair value of long-term debt is $90.8 million as of December 31, 1997, as compared to the carrying amount of $132.8 million. The fair value of the 6 1/4 percent convertible subordinated debentures is based on the quoted market price from the New York Stock Exchange. The fair value of the 8.5 percent convertible senior subordinated debentures is based on the quoted price obtained from third party financial institutions. The fair value of the term loan approximates the carrying value as interest on the loan is based on market rates. As of December 31, 1997, the company's credit agreement and term loan would not allow the company to extinguish the long-term debt through purchase and thereby realize the gain.

NOTE SEVENTEEN -- STOCKHOLDERS' EQUITY:

     Changes in stockholders' equity accounts are shown below:

                                                             ADDITIONAL
                                                COMMON        PAID-IN         TREASURY
                                                STOCK         CAPITAL          SHARES
                                                ------       ----------       --------
                                                            (IN MILLIONS)
Balance, December 31, 1994....................  $45.7          $285.4          $ (.5)
  Sales of common stock.......................   17.8           152.6             --
  Stock issued for stock options..............     --              .3             --
  Other.......................................     --             1.7           (1.2)
                                                -----          ------          -----
Balance, December 31, 1995....................   63.5           440.0           (1.7)
Stock issued for benefit plans................     .8             4.5             --
Stock issued for stock options................    1.9            13.9             --
  Other.......................................     .4             1.0             --
                                                -----          ------          -----
Balance, December 31, 1996....................   66.6           459.4           (1.7)
Stock issued for benefit plans................     .5             4.4             --
Stock issued for stock options................     .1             1.0             --
Paid in capital -- LGE guarantee..............     --            39.7             --
Paid in capital -- LGE services...............     --             2.2             --
Other.........................................    (.1)             .6             --
                                                -----          ------          -----
Balance, December 31, 1997....................  $67.1          $507.3          $(1.7)
                                                =====          ======          =====

     During 1997, the company entered into certain transactions with LGE that effected paid in capital. These transaction dealt with the granting of stock options and donated services. See Note Six for further discussion on these items.

     During 1996, the company sold 1.9 million shares of authorized but unissued common stock to employees of the company via the exercise of previously issued stock options. During 1995, the company sold 16.5 million shares of authorized but unissued common stock to LGE for a price of $10 per share (see Note Six for further discussion). Also during 1995 the company sold 1.3 million shares of authorized but unissued shares of common stock to investors under registration statements that had been filed with the Securities and Exchange Commission.

     The company has authorized 8 million shares of preferred stock of which none are issued or outstanding as of December 31, 1997. The Board of Directors of the company is authorized to issue the preferred stock from time to time in one or more series and to determine all relevant terms of each such series, including but not limited to the following (i) whether and upon what terms, the shares of such series would be redeemable; (ii) whether a sinking fund would be provided for the redemption of the shares of such series and, if so, the terms thereof; and (iii) the preference, if any, to which shares of such series would be entitled in the event of voluntary or involuntary liquidation of the company.

NOTE EIGHTEEN -- STOCK OPTIONS AND AWARDS:

     Stock Options: The 1987 Stock Incentive Plan, which expired in April 1997, and the Long Term Equity Compensation Plan, approved by the company's shareholders in May 1997, authorize the granting of incentive and non-qualified stock options and restricted stock awards to key management personnel. The purchase price of shares under option is the market price of the shares on the date of grant. Options expire 10 years from the date granted. The company accounts for employee stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of FAS 123, the company's net income (loss) and earnings (loss) per share would have been increased to the following pro forma amounts:

                                                  1997          1996          1995
                                                  ----          ----          ----
                                                           (IN MILLIONS)
Net income (loss):
  As reported..................................  $(299.4)      $(178.0)      $(90.8)
  Pro forma....................................   (301.1)       (179.1)       (92.5)
Earnings (loss) per share:
  As reported..................................  $ (4.49)      $ (2.73)      $(1.85)
  Pro forma....................................    (4.52)        (2.75)       (1.88)

     Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

     A summary of the status of the company's outstanding stock options at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                   NON-EMPLOYEES                               EMPLOYEES
                                 ------------------   ------------------------------------------------------------
                                        1997                 1997                 1996                 1995
                                 ------------------   ------------------   ------------------   ------------------
                                           WEIGHTED             WEIGHTED             WEIGHTED             WEIGHTED
                                           AVERAGE              AVERAGE              AVERAGE              AVERAGE
                                 SHARES    EXERCISE   SHARES    EXERCISE   SHARES    EXERCISE   SHARES    EXERCISE
                                 (000'S)    PRICE     (000'S)    PRICE     (000'S)    PRICE     (000'S)    PRICE
                                 -------   --------   -------   --------   -------   --------   -------   --------
Options outstanding at January
  1............................      --     $  --        968     $ 9.92     2,588     $ 8.25     2,027     $8.66
Options granted................   3,965      0.01        952      11.10       456      12.54       738      7.16
Options exercised..............      --        --       (154)      7.80    (1,889)      8.33       (38)     7.69
Options canceled...............      --        --       (260)     11.20      (187)      9.30      (139)     8.66
                                  -----     -----      -----     ------    ------     ------     -----     -----
Options outstanding at December
  31...........................   3,965     $0.01      1,506     $10.66       968     $ 9.91     2,588     $8.25
                                  =====     =====      =====     ======    ======     ======     =====     =====
Options exercisable at December
  31...........................     793     $0.01        486     $ 9.05       427     $ 8.27     2,081     $8.34
Shares available for grant at
  December 31..................     N/A                1,340                1,329                1,269

     The non-employee stock options were granted to LGE during 1997. See Note Six for further discussion.

     Of the employee options outstanding at December 31, 1997, 516,300 had exercise prices between $6.25 and $10.69, with a weighted average exercise price of $8.30 and a weighted average remaining contractual life of 6.52 years. The remaining 989,500 had exercise prices between $11.00 and $14.75, with a weighted average exercise price of $11.90 and a weighted average remaining contractual life of 9.05 years.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions; weighted average risk-free interest rates of 5.76 percent, 6.25 percent and 6.83 percent for grants in 1997,1996, and 1995, respectively; zero expected dividend yields, and expected volatility of 43.69 percent for 1997 and 62.35 percent for years 1996 and 1995. A 3.5 year estimated life was used for all employee grants. The weighted average fair value of employee options granted during 1997, 1996 and 1995 was $11.16, $13.93 and $7.16, respectively.

     Restricted stock awards: The company had 234,500 and 270,090 restricted stock awards issued and outstanding as of December 31, 1997 and 1996, respectively. The market value of the restricted shares is deferred in the additional paid-in capital account and is generally amortized over the years the restrictions lapse. The 1996 increase in restricted stock was caused by issuances to new members of the company's management. Total compensation expense in 1997 and 1996, related to these awards, was not material.

NOTE NINETEEN -- RETIREMENT PLANS AND EMPLOYEE BENEFITS:

     Virtually all employees in the United States are eligible to participate in noncontributory defined contribution retirement plans after completing one full year of service. The plans provide for an annual minimum contribution of between 3 and 6 percent of employees' eligible compensation, based partially on employees' contribution to the plans. Contributions above the minimum could be required based upon profits in excess of a specified return on net worth. Retirement plan expenses were $7.8 million, $8.6 million, $8.8 million and in 1997, 1996 and 1995, respectively. The company's 1997 contribution to the retirement plans will be made during 1998. The company's 1996 and 1995 contributions to the retirement plans were partially funded through the issuance of approximately 466,535 and 782,000 shares, respectively, of the company's common stock.

     Employees in Mexico are covered by government-mandated plans, the costs of which are accrued by the company.

     Benefits payable to employees when they leave the company other than by reason of retirement did not have a material effect on the financial statements of the company.

NOTE TWENTY -- EARNINGS PER SHARE:

     In accordance with FAS 128, "Earnings Per Share", the company computed earnings per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share, assuming conversion of the 6 1/4 percent convertible subordinated debentures, the 8.5 percent Senior Subordinated Convertible Debentures due 2001 and outstanding stock options are not presented because the effect of the assumed conversion is antidilutive.

                                                         FOR THE YEAR ENDED
                                                 ----------------------------------
                                                  1997          1996          1995
                                                  ----          ----          ----
Net Income (Loss)..............................  $(299.4)      $(178.0)      $(90.8)
Weighted average common shares outstanding.....     66.6          65.2         49.2
Earnings per share.............................  $ (4.49)      $ (2.73)      $(1.85)

NOTE TWENTY ONE -- CONTINGENCIES:

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

     In 1994, the company notified its 15 independent distributors of its intent to change to direct-to-retail distribution on a nationwide basis during 1995. A suit arising in connection with this change in distribution was filed in April 1995 by an independent distributor. The lawsuit sought approximately $13 million in damages under the Wisconsin Fair Dealership Law. In January 1996 the court denied the company's motion for summary judgment and granted the plaintiff's motion for summary judgment, finding the company liable. A jury trial on damages was held in May 1996, and the jury awarded the plaintiff $2.37 million. The company has appealed the judgment, contesting both the summary judgment finding of liability and the damages awarded and is awaiting the appellate court's decision.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Zenith Electronics Corporation:

     We have audited the accompanying consolidated balance sheets of Zenith Electronics Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated operations and retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenith Electronics Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note Two to the financial statements, the Company has suffered recurring losses from operations and has negative working capital that raises substantial doubt about the ability to continue as a going concern. Management's plans in regards to these matters are also described in Note Two. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As explained in Note Five to the financial statements, the Company changed its methods of accounting for tooling costs in 1997, and picture tube inventories in 1996.

/s/ ARTHUR ANDERSEN LLP
---------------------------------------------
Arthur Andersen LLP

Chicago, Illinois
March 27, 1998

                   UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                               1997 QUARTERS ENDED                              1996 QUARTERS ENDED
                                  ----------------------------------------------   ----------------------------------------------
                                  DEC. 31,(1)   SEPT. 27,   JUNE 28,   MARCH 29,   DEC. 31,(2)   SEPT. 28,   JUNE 29,   MARCH 30,
                                  -----------   ---------   --------   ---------   -----------   ---------   --------   ---------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales.......................    $ 347.7      $304.5      $261.8     $259.1       $427.6       $340.8      $282.1     $237.4
Gross margin....................      (32.0)       (3.8)       15.8       12.6        (10.0)        20.4        12.4        8.1
Net income (loss)...............     (155.7)      (69.2)      (49.3)     (25.2)       (69.3)       (40.2)      (33.2)     (35.3)
Per share of common stock:
  Net income (loss).............    $ (2.32)     $(1.04)     $ (.74)    $ (.38)      $(1.05)      $ (.61)     $ (.51)    $ (.56)
New York Stock Exchange market price per share:
  High..........................     10 1/4     12 15/16     13 1/8     12 1/2       16 5/8       17 1/2      25 3/4      7 1/2
  Low...........................      5 1/8       9 3/4       9 5/8          9       10 1/4        8 1/8       6 1/8      5 7/8
  End of quarter................     5 7/16     9 13/16     11 15/16    10 1/8       10 7/8       15 5/8      12 1/8      6 5/8

-------------------------
(1) Includes $53.7 million of charges for asset impairment.

(2) Includes $9.3 million of Restructuring and other charges.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Stockholders of Zenith Electronics Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Zenith Electronics Corporation included in this Form 10-K, and have issued our report thereon dated March 27, 1998. Our report on the basic consolidated financial statements includes an explanatory paragraph with respect to the Company's ability to continue as a going-concern as discussed in Note Two to the financial statements. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in Item 14 (a) 2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
---------------------------------------------
Arthur Andersen LLP

Chicago, Illinois
March 27, 1998

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                   COLUMN B               COLUMN C                COLUMN D     COLUMN E
---------------------------------------  ----------   -------------------------------   ----------   ----------
                                                                 ADDITIONS
                                         BALANCE AT   -------------------------------                BALANCE AT
        RESERVES AND ALLOWANCES          BEGINNING       CHARGED TO       CHARGED TO                   END OF
     DEDUCTED FROM ASSET ACCOUNTS        OF PERIOD    COSTS & EXPENSES   OTHER ACCTS.   DEDUCTIONS     PERIOD
     ----------------------------        ----------   ----------------   ------------   ----------   ----------
                                                                 (AMOUNTS IN MILLIONS)
Allowance for doubtful accounts:
  Year Ended December 31, 1997.........    $  6.2          $   --            $ --          $6.2(1)     $   --
                                           ======          ======            ====          ====        ======
  Year Ended December 31, 1996.........    $  3.6          $  5.2            $ --          $2.6(2)     $  6.2
                                           ======          ======            ====          ====        ======
  Year Ended December 31, 1995.........    $  3.1          $   .8            $ --          $ .3(2)     $  3.6
                                           ======          ======            ====          ====        ======
Valuation allowance for deferred tax
  assets:
  Year Ended December 31, 1997.........    $310.5          $156.5            $ --          $ --        $467.0
                                           ======          ======            ====          ====        ======
  Year Ended December 31, 1996.........    $188.3          $122.2            $ --          $ --        $310.5
                                           ======          ======            ====          ====        ======
  Year Ended December 31, 1995.........    $183.9          $  4.4            $ --          $ --        $188.3
                                           ======          ======            ====          ====        ======

-------------------------
(1) Amount sold under accounts receivable securitization agreement.

(2) Uncollectable accounts written off, net of recoveries.