Form 10-K/A
period 1997-12-31
ZENITH ELECTRONICS CORP
filed 1998-04-30
CIK 109265

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

AS OF MARCH 18, 1998, THERE WERE 67,525,447 SHARES OF COMMON STOCK, PAR VALUE $1 PER SHARE OUTSTANDING.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                       DIRECTOR
NAME                             AGE    SINCE     BACKGROUND INFORMATION
----                             ---   --------   ----------------------
T. Kimball Brooker.............  58      1989     President, Barbara Oil Company (investments and oil
                                                  and gas exploration) since 1989; Managing Director,
                                                  Chicago Office, Morgan Stanley & Co. Incorporated,
                                                  1978-1988. Also Director of Cutler Oil & Gas
                                                  Corporation, Arthur J. Gallagher & Co. and Miami
                                                  Corporation.
Ki-Song-Cho....................  48      1995     Managing Director, Overseas Sales of Display Division
                                                  of LG Electronics Inc. since December, 1997. Managing
                                                  Director, President of North America Operation from
                                                  November 1996 to December 1997; Managing Director,
                                                  Corporate Planning & Coordination, LG Electronics
                                                  Inc. from March 1995 to October 1996; Executive
                                                  Director, Strategic Planning Division, LG Electronics
                                                  Inc. from 1992 to 1995; Employed by the Strategic
                                                  Planning Division, LG Electronics Inc. from 1989 to
                                                  1992.
Eugene B. Connolly.............  66      1995     Chairman Emeritus of USG Corporation and employed in
                                                  varying capacities with USG Corporation and its
                                                  affiliates since 1958; also Director, U.S. Can
                                                  Corporation, the Pepper Companies, Inc. and LaSalle
                                                  National Bank; Advisory Board member of Good Shepherd
                                                  Hospital, Kellogg Graduate School of Management,
                                                  Northwestern University and Indiana University School
                                                  of Business.
Robert A. Helman...............  64      1996     Partner in the law firm of Mayer, Brown & Platt since
                                                  1967; also Director, Northern Trust Corporation,
                                                  Dreyer's Grand Ice Cream, Inc. and The Chicago Stock
                                                  Exchange.
Cha Hong (John) Koo............  51      1995     Vice Chairman of Zenith Electronics Corporation;
                                                  Director, President and CEO of LG Electronics Inc.
                                                  since 1996; Executive Vice President from 1991 to
                                                  1994; Senior Managing Director from 1988 to 1991.
Seung Pyeong Koo...............  55      1997     Director and Executive Vice President of LG
                                                  Electronics Inc. since 1996; President of Display
                                                  Division since 1992; Senior Managing, Director from
                                                  1995 to 1996; Managing Director from 1991 to 1995,
                                                  Vice President of TV Display Division 1990 to 1992.
Hun Jo Lee.....................  65      1995     Chairman of the Board, Zenith Electronics Corporation
                                                  since 1996; Chairman of LG Academy since February
                                                  1996; Director and former Chairman and Chief
                                                  Executive Officer of LG Electronics Inc. from 1994 to
                                                  1996; Vice Chairman and Chief Executive Officer from
                                                  1993 to 1994; President and Chief Executive Officer
                                                  from 1989 to 1993.
Andrew McNally IV..............  58      1990     Managing Director of Hammond, Kennedy, Whitney &
                                                  Company, Inc. (private equity investments). Former
                                                  Chairman and Chief Executive Officer and current
                                                  Director of Rand McNally (printing, publishing and
                                                  map making); Director of Hubbell, Incorporated,
                                                  Mercury Finance Company, Borg-Warner Securities
                                                  Corporation and Morgan Stanley Funds.

                                       DIRECTOR
NAME                             AGE    SINCE     BACKGROUND INFORMATION
----                             ---   --------   ----------------------
Yong Nam.......................  49      1995     Executive Vice President of LG Electronics Inc. and
                                                  President of Multi-media Division since December
                                                  1997; Executive Vice President of LG Group Chairman's
                                                  Office from January, 1997 to December 1997; Senior
                                                  Managing Director from 1995 to January 1997; Managing
                                                  Director from 1993 to 1995.
Peter S. Willmott..............  60      1990     President and Chief Executive Officer of Zenith
                                                  Electronics Corporation from July, 1997 to January,
                                                  1998; Chairman and Chief Executive Officer, Willmott
                                                  Services, Inc. (retailing, consulting and investing)
                                                  since 1989; Chairman, President and Chief Executive
                                                  Officer, Carson Pirie Scott & Company (retail and
                                                  food services industries), 1983-1989; Director of
                                                  Federal Express Corporation and Security Capital
                                                  Group, Inc.
Nam Woo........................  49      1997     President of North American Operations of LG
                                                  Electronics Inc. since January, 1998; Senior Managing
                                                  Director of LG Electronics Inc. since February 1997;
                                                  Corporate planning and coordination of LG Electronics
                                                  Inc. from November 1996 to October 1997; Senior
                                                  Managing Director since February, 1997; President of
                                                  LG Electronics U.S.A. Inc. & North American
                                                  Operations from February 1995 to November 1997;
                                                  President of European Operations of LG Electronics
                                                  Inc. from 1994 to 1995; Elected as a Managing
                                                  Director of LG Electronics Inc. in February 1994.

     Mr. Helman is a partner in the law firm of Mayer, Brown & Platt which from time to time has provided in the past and may continue to provide, legal services to the Company and its subsidiaries. Mayer, Brown & Platt also provides legal services to LGE. Messrs. Cho, John Koo, S.P. Koo, Lee, Nam and Woo are employees of LGE, which with Semicon, collectively own approximately 56.5% of the Company's stock. LGE has been in the past and is expected to continue to be a significant customer and supplier of the Company. (See Footnote Six--"Related Party"--Notes to Consolidated Financial Statements). USG Corporation, of which Mr. Connolly was formerly the Chairman and Chief Executive Officer, implemented a "prepackaged" plan of reorganization under the federal bankruptcy laws on May 6, 1993.

            BOARD AND COMMITTEE MEETINGS AND DIRECTORS' COMPENSATION

     To permit the Board of the Company to more efficiently discharge its duties, the Company has four standing Board Committees: the Executive Committee, the Audit Committee, the Organization and Compensation Committee and the Stock Compensation Committee.

     Committee membership and functions are set out below. The Company does not have a nominating committee.

     The Executive Committee, which currently consists of Messrs. Nam (Chairman), Brooker, Connolly, Helman, McNally and Willmott, met three times in 1997. When the Board is not in session, the Executive Committee has all of the authority of the Board except with respect to certain matters such as amendments of the Restated Certificate of Incorporation or By-Laws, mergers, dispositions of substantially all of the assets of the Company, dissolution of the Company, declaration of dividends or the election, compensation or removal of officers of the Company or members of the Committee.

     The Audit Committee of the Board of Directors, which currently consists of Messrs. McNally (Chairman), Brooker and Connolly, met six times in 1997. The Committee nominates the Company's independent auditors, reviews the auditing engagement, the fees charged by the independent auditors and the Company's internal auditing program. The Committee also reviews and monitors significant transactions between the Company and LGE. In 1997, of the six meetings held by the Audit Committee two were special meetings in which the Audit Committee acted as a finance committee to consider various financing alternatives for the Company.

     The Organization and Compensation Committee, which currently consists of Messrs. Connolly (Chairman), Helman and McNally, met three times in 1997. The Committee establishes compensation policies, as well as salary ranges, salaries and annual incentive awards for executives and approves employment contracts. The Stock Compensation Committee, which currently consists of Messrs. Connolly and McNally, authorizes grants of stock, stock options and other equity-based awards under the Long-Term Equity Compensation Plan. The Organization and Compensation Committee met three times in 1997.

     The Company's Board of Directors met six times during 1997. With the exception of Mr. Cho who was absent from two board meetings, all of the incumbent directors attended at least 75% of the meetings of the Board and of the Committees of which they were members.

     Directors of the Company who are also employees of the Company, of LGE or its affiliates receive no remuneration for serving on the Board or on any Committees. Other directors are compensated at the rate of $18,000 per year, payable in quarterly installments. The Chairman of the Audit Committee and the Chairman of the Organization and Compensation Committee each receives $2,000 annually for serving in those capacities. In addition, directors who are not employees of the Company, LGE or its affiliates receive $1,000 for each Board meeting and for each Committee meeting attended. All directors are entitled to be reimbursed for their expenses for attending Board or Committee meetings. Under the terms of the Company's Long-Term Equity Compensation Plan, approved by the stockholders in May, 1997, directors are eligible to receive awards of stock options, stock appreciation rights, restricted stock and performance units/shares. Messrs. Brooker, Connolly, Helman and McNally were each granted an option to purchase 2,000 shares of Company stock on July 18, 1997, at the market price of the Company stock on that date. In 1987 the Company adopted a Contingent Compensation Plan for non-employee directors. The number of phantom stock appreciation units granted to each named non-employee director in previous years under the Contingent Compensation Plan (all of which are vested) are as follows: Mr. Brooker, 3,000; Messrs. McNally and Willmott, 2,000. The units are valued at the closing price of the Company's common stock on the date of grant. Participants are paid for each unit the amount by which the average price of a share of the Company's common stock over the 20 trading days immediately preceding the distribution date exceeds the grant price. Distributions may be, at the election of the participant, in a lump sum, in five annual installments or ten annual installments commencing on the distribution date. Participants may elect a distribution date which is two years from the date of grant, or 30 days after the participant ceases to be a director, or a specified date not earlier than the participant's 65th birthday. Except for $143.75 distributed to Mr. McNally in exchange for 1,000 units, no amounts have been distributed to current directors pursuant to the Contingent Compensation Plan.

     Directors who are not employees of the Company, LGE or its affiliates participate in the Directors' Retirement Plan which provides for an annual retirement benefit of $11,000 for such directors who have served on the Board for five years and who retire after the age of 62. For purposes of the Directors' Retirement Plan, years of service on the Board do not include periods during which the director is a salaried officer of the Company or a subsidiary. The benefit is payable in equal quarterly installments during the director's lifetime for a period equal to but not in excess of the number of years of service on the Board. In the event of a change in control of the Company, directors not continuing after a change in control but otherwise entitled to retirement benefits under the Directors' Retirement Plan are entitled to receive, in a lump sum, the discounted present value of those benefits.

ITEM 11.  EXECUTIVE COMPENSATION

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

     The following Summary Compensation Table sets forth, for the periods indicated, the cash compensation and certain other components of compensation of those persons who were, at December 31, 1997, the chief executive officer of the Company and the other four most highly compensated executive officers of the

Company. The table includes the former Chief Executive Officer of the Company, Peter S. Willmott, who left the Company in January, 1998, and two former executive officers of the Company, Ramesh Amin and Dennis Winkleman, who left the Company in 1997, whose compensation would have placed them in the group of the four other most highly compensated officers of the Company had they been executive officers as of December 31, 1997. Those listed in the table are hereinafter referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                                                SECURITIES
                                                                                                UNDERLYING
   NAME AND PRINCIPAL             SALARY     BONUS        OTHER ANNUAL       RESTRICTED STOCK    OPTIONS/        ALL OTHER
        POSITION           YEAR     ($)       ($)     COMPENSATIONS($)(1)     AWARDS ($)(2)      SARS (#)    COMPENSATION($)(3)
-------------------------  ----   -------   -------   --------------------   ----------------   ----------   ------------------
Peter S. Willmott........  1997   775,000         0            0                1,612,500        100,000            4,800
Former President and       1996   539,192         0            0                        0          2,000                0
Chief Executive Officer    1995         0         0            0                        0          2,000                0
Michael Ahn..............  1997   337,992         0            0                        0              0                0
Former Senior              1996   118,040         0            0                        0              0                0
Vice President             1995         0         0            0                        0              0                0
Ramesh G. Amin...........  1997   333,340   200,000            0                        0         60,000          329,381(5)
Former Executive           1996    25,000   120,000(4)         0                        0              0                0
Vice President             1995         0         0            0                        0              0                0
Roger A. Cregg...........  1997   300,000    37,500            0                        0         35,000            6,682
Former Executive           1996   190,909   150,000(4)         0                  525,000         37,500                0
Vice President and         1995         0         0            0                        0              0                0
Chief Financial Officer
Richard F. Vitkus........  1997   229,999    23,000            0                        0         25,000            9,600
Senior Vice President,     1996   218,333    14,000            0                  420,000         30,000            9,000
General Counsel and        1995   191,000    60,000(4)         0                        0         22,500            4,335
Secretary
Dennis R. Winkleman......  1997   130,004    15,000            0                        0         25,000                0
Former Vice President      1996   118,750     8,500(4)         0                        0         35,000                0
                           1995         0         0            0                        0              0                0

---------------

(1) Other Annual Compensation does not reflect the value of perquisites and other personal benefits since such compensation does not exceed minimum disclosure thresholds.

(2) The share unit and restricted stock values shown in the table are based on the closing price of the Company's common stock on the date of grant. As of December 31, 1997, Mr. Cregg held an aggregate of 37,500 shares of restricted stock valued at $203,887, Mr. Vitkus held an aggregate of 30,000 shares of restricted stock valued at $163,110 and Mr. Willmott held an aggregate of 37,500 share units valued at $203,887. Mr. Cregg's restricted stock was not vested when he left the Company, and, therefore, the restricted stock was forfeited. Mr. Willmott's share units were forfeited as part of his negotiated separation payment. See "Employment Agreements".

(3) The amount reflects the annual contribution to the Company's defined contribution plan for Messrs. Cregg, Vitkus and Willmott. Since Messrs. Cregg and Willmott were not fully vested at the time of their termination of employment, the Company contributions were forfeited.

(4) Pursuant to separate agreements, Messrs. Amin, Cregg, Vitkus and Winkleman were guaranteed bonuses relating to their initial employment.

(5) In connection with Mr. Amin's termination of employment with the Company, he entered into a Termination Agreement which provides for severance payments in lieu of those set forth in his employment agreement. The amount represents 1997 payments of $15,384 of accrued vacation pay, severance pay of $66,667, $2,834 of imputed income for Company paid term life insurance premiums, $102,500 for loss on sale of residence, $105,190 tax gross-up for relocation related expenses and $36,806 for relocation expenses. The Termination Agreement provides for three 1998 severance payments of

     $200,000 each, payable on January 1, 1998, March 1, 1998 and June 1, 1998. Mr. Amin is also entitled to outplacement service not to exceed $25,000 and continued group health benefits until the earlier of December 31, 1998, or the date when Mr. Amin becomes covered under another health benefit plan.

                             EMPLOYMENT AGREEMENTS

     The only Named Executive Officer who is currently an employee of the Company is Mr. Vitkus who has a three year employment agreement which was effective on January 1, 1997 and which expires on December 31, 1999. The employment period is automatically extended for additional one year periods unless the Company elects not to extend the agreements by giving 90 days written notice prior to the end of any such period.

     The above mentioned employment agreement also provides a death benefit in the amount of one and one-half times the individual's salary. The death benefit is provided during the period of employment and for a period of ten years thereafter. At the end of each of the ten years following the termination of employment, the amount of death benefit decreases by ten percent of the original amount. The agreement also provides supplemental long-term disability benefits in the amount of two-thirds of the amount by which the individual's base salary exceeds the maximum insured salary under the Company's long-term disability program. The supplemental long-term disability benefits are currently limited to $60,000 per year. The employment agreement described above provides that the Company will pay to the employee, pursuant to the employment agreement, the amount by which the benefits payable under the Company's retirement plan ("Zenith Salaried Retirement Savings Plan") exceed the benefit limitations imposed by the Employee Retirement Income Security Act or the Internal Revenue Code. This latter benefit is incorporated into the Zenith Electronics Corporation Supplemental Salaried Profit Sharing Retirement Plan.

     Upon either a non-renewal of the employment agreement by the Company or upon termination of employment other than for death, disability, retirement, or by the Company for cause, the above Named Executive Officer will be entitled to receive (a) a lump sum severance payment equal to the greater of (i) the sum of the above Named Executive Officer's base compensation and target bonus, multiplied by the number of whole and/or fractional years remaining under the employment agreement, and (ii) one and one-half times the sum of the above Named Executive Officer's base compensation and target bonus for the year in which termination occurs; (b) continued coverage, or substantially equivalent coverage, (for either one and one-half years or the remaining term under the employment agreement), under all welfare plans including group medical and dental, health and accident, long-term disability, short-term disability, group life insurance and executive insurance in which the above Named Executive Officer was participating at the time of his termination (if the Company is unable to provide such continued coverage or substantially similar coverage, the Company will pay the above Named Executive Officer a lump sum cash amount equal to the present value of such benefits); and (c) outplacement services not to exceed 15% of the above Named Executive Officer's base compensation.

     Upon termination of employment of the above Named Executive Officer within two years after a change in control of the Company ("Change in Control Period"), the employment agreement provides for severance pay and benefits (change in control is defined in the employment agreement; the definition excludes any further acquisition by LGE.) During the Change in Control Period, severance pay and benefits will not be paid if employment is terminated because of death, disability or retirement, or by the Company for cause, or by the above Named Executive Officer other than for good reason. The employment agreement provides for a lump sum payment equal to three times the highest annual base compensation during the three full fiscal years prior to termination, plus three times the greater of (i) the highest annual bonus payable during the three full fiscal years prior to termination and (ii) the target bonus payable for the year in which termination occurs. Other provisions of the employment agreement require the Company to maintain for the benefit of the above Named Executive Officer for a period of three years after his termination, all employee benefits including group medical and dental, health and accident, long term disability and group life insurance in which the above Named Executive Officer was participating at the time of his termination. If the Company is unable to provide such continued coverage or substantially similar coverage, the Company will pay the above Named Executive

Officer a lump sum cash amount equal to the present value of such benefits. The Company shall pay for outplacement services not to exceed 15% of the above Named Executive Officer's base compensation. The employment agreement further provides for payment of an amount sufficient to put him in the same after-tax position as if no excise taxes imposed by Section 4999 of the Internal Revenue Code had been imposed on any payments which are contingent on a change in control and which equal or exceed three times the average taxable compensation for the prior five years or their period of employment. The Company is obligated to reimburse the above Named Executive Officer for legal fees and expenses incurred in successfully enforcing the employment agreement.

     The Named Executive Officer participates in the Performance Optimization Plan (POP). POP provides a cash payment in an amount equal to three times the Named Executive Officer's base salary and target bonus in effect as of December 31, 1999 if (a) the aggregate pre-tax earnings during the years 1997, 1998 and 1999 equal or exceed an amount equal to break-even (zero earnings), after taking into account the gross pre-tax cost to the Company of making the payments to the executives selected for POP and (b) the Named Executive Officer is employed by the Company on December 31, 1999. If the aggregate earnings for these three years falls below zero, no payment will be made and the POP will terminate.

     Mr. Willmott, former President and Chief Executive Officer, terminated his employment with the Company in January, 1998. His employment agreement provided that in the event of his termination of employment other than for death, disability or by the Company for cause, or by Mr. Willmott, he would be entitled to receive (a) his salary through December 29, 1998, (b) a payment in lieu of bonus based on actual performance (subject to a $450,000 minimum), (c) a cash payment equal to the fair market value of the share units credited to his Stock Account, and (d) a cash payment equal to the amount which would have been allocated to his accounts under the Zenith Salaried Retirement Savings Plan and/or the Zenith Electronics Corporation Supplemental Salaried Profit Sharing Retirement Plan determined as though he had been employed through December 31, 1998. Also all unexercised stock options, whether vested or not, would be exercisable for a three year period expiring on the third anniversary of the termination date. The Company and Mr. Willmott agreed to a separation payment of $500,000 in lieu of the termination benefits agreed to provided for in his employment agreement.

                       LONG-TERM EQUITY COMPENSATION PLAN

     On May 22, 1997, the stockholders approved adoption of the Zenith Electronics Corporation Long-Term Equity Compensation Plan (the "Equity Plan"). Under the Equity Plan, participants may be granted stock options, stock appreciation rights, restricted stock and performance units/shares. Performance units/shares are awards granted in terms of a stated potential maximum number of units or shares, with the actual number and value earned to be determined by reference to the level of achievement of corporate, group, division, individual or other specific objectives over a specified performance period. If shares of restricted stock are issued pursuant to an award, the participant may have the right to vote the shares and receive dividends thereon from the date of issuance, unless and until forfeited. If performance shares are earned pursuant to an award, amounts equal to the dividends payable on a like number of shares of common stock may, if the award so provides, either be paid to the participant or credited to his account and held until the award is forfeited or paid out.

     Stock options granted under the Equity Plan may either be "incentive stock options" as defined in the Internal Revenue Code of 1986 (the "Code") or non-qualified stock options. No option shall be exercisable more than ten years after the date of grant. The per share option price shall not be less than 100% of the fair market value at the time the option is granted. Upon exercise, the option price and, if the Board or any Committee requires, any withholding tax required by law, may be paid in cash, or, with the approval of the Board or any Committee, in shares of the Company's common stock having a fair market value equal to the option price and/or the amount of the withholding tax, or a combination of cash and common stock.

     Stock appreciation rights granted under the Equity Plan entitle the grantee to receive in the discretion of the Board or any Committee cash or shares of common stock of the Company having a fair market value equal to the appreciation in market value from the date of the grant of a stated number of shares of common stock.

Stock appreciation rights under the Equity Plan may be granted in tandem with a related stock option or independently. If a stock appreciation right is granted in tandem with a stock option, the grantee may exercise either the stock option or the stock appreciation right, but not both. Stock appreciation rights are not exercisable more than ten years from the date of grant.

     The Board of Directors may amend or terminate the Equity Plan at any time, except that no amendment or termination may be made which will adversely affect in a material way any award previously granted under the Equity Plan, without the written consent of the applicable participant.

                           OPTION/SAR GRANTS IN 1997

     Shown below is information regarding 1997 grants of stock options to the Named Executive Officers. No stock appreciation rights (SARs) were granted to the Named Executive Officers during 1997.

                          NUMBER OF SECURITIES
                               UNDERLYING          PERCENT OF TOTAL     EXERCISE OR                  GRANT DATE
                              OPTIONS/SARS       OPTIONS/SARS GRANTED    BASE PRICE    EXPIRATION     PRESENT
          NAME               GRANTED (#)(1)      TO EMPLOYEES IN 1997   ($/SHARE)(2)      DATE      VALUE ($)(3)
          ----            --------------------   --------------------   ------------   ----------   ------------
Peter S. Willmott.......        100,000                 10.5%              $11.00        1/2/07       $916,000
Michael Ahn.............              0                    0%                   0             0       $      0
Ramesh G. Amin..........         60,000                  6.3%              $11.25       4/22/07       $558,600
Roger A. Cregg..........         35,000                  3.6%              $11.25       4/22/07       $325,850
Richard F. Vitkus.......         25,000                  2.6%              $11.25       4/22/07       $232,750
Dennis R. Winkleman.....         25,000                  2.6%              $11.25       4/22/07       $232,750

---------------

(1) Except for Mr. Willmott, all options granted and reported in this table have the following terms: each option vests over a three-year period, with one-third of the shares each becoming exercisable on the first, second and third anniversary after the date of grant. Fifty percent of Mr. Willmott's options vested on January 1, 1998, and the remaining 50% were to be vested on December 31, 1998. Since Mr. Willmott has left the Company, all of his stock options have now been forfeited.

(2) Exercise price is the fair market value of the shares of the Company's common stock on the date of grant.

(3) The Black-Scholes option pricing model has been used to calculate the present value of the options as of the date of grant. In calculating grant date present values for options granted January 2, 1997 and April 22, 1997 as set forth in the table, factors of 75% and 73% respectively, have been assigned to the volatility of the common stock based on weekly closing stock market quotations for the three years preceding the date of grant, no dividend yield on the common stock has been assumed, the risk-free rate of return has been fixed at 6.54% and 6.84%, respectively, the rate for a ten year U.S. Treasury Note on the date of grant and the exercise of the options has been assumed to occur at the end of the actual option term of ten years. There is no assurance that these assumptions will prove to be true in the future. Consequently, the actual value, if any, that an executive may realize will depend on the common stock price on the date the option is exercised. There is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

     AGGREGATED OPTION/SAR EXERCISES IN 1997 AND YEAR-END OPTION/SAR VALUES

     Shown below is information concerning the exercise in 1997 of options to purchase Company common stock by the Named Executive Officers and the unexercised options to purchase Company common stock held by the Named Executive Officers at December 31, 1997. No Named Executive Officers exercised SARs in 1997 and no such Officer currently holds any SARs.

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE-
                           SHARES ACQUIRED                   OPTIONS/SARS AT FISCAL        MONEY OPTIONS/SARS AT
                             ON EXERCISE        VALUE             YEAR-END (#)              FISCAL YEAR-END ($)
          NAME                   (#)         REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
          ----             ---------------   ------------   -------------------------   ----------------------------
Peter S. Willmott........           0                0                 60,000/0                     0/0
Michael Ahn..............           0                0                        0                     0/0
Ramesh G. Amin...........           0                0                        0                     0/0
Roger A. Cregg...........           0                0                        0                     0/0
Richard F. Vitkus........           0                0            18,000/30,000                     0/0
Dennis R. Winkleman......      11,667          $61,981                      0/0                     0/0

---------------

(1) The exercise price of options held by the Named Executive Officers exceeds $5.437 (the closing price of the Company's common stock on December 31, 1997).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     On November 8, 1995, a change in control of the Company occurred in which LGE and Semicon acquired a total of 36,569,000 shares of the Company's common stock ("LGE Change in Control"). The following lists the beneficial ownership of the Company's common stock, of all persons who are known by the Company, as of March 31, 1998, to beneficially own more than five percent of the outstanding shares of the common stock of the Company:

                                                              AMOUNT AND NATURE OF      PERCENT
            NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP    OF CLASS(1)
            ------------------------------------              --------------------    -----------
LG Electronics Inc..........................................       12,059,800(2)         17.9%
20 Yoido-dong
Youngdungpo-gu
Seoul 150-721 Korea
LG Semicon Co., Ltd.........................................       26,095,200            38.6%
891 Taechi-dong
Kangnam-gu
Seoul, Korea

---------------

(1) Percentage based on shares issued and outstanding on March 31, 1998.

(2) LGE beneficially owns 12,059,800 shares directly as to which it has sole voting and dispositive power. Such amount includes 1,586,000 shares obtainable through the exercise of stock options. LG Semicon has given LGE an irrevocable proxy to vote the 26,095,200 shares owned by LG Semicon as to which LG Semicon retains dispositive power.

                        SECURITY OWNERSHIP OF MANAGEMENT

     The directors and executive officers of the Company as a group beneficially own less than 1% of the Company's common stock. No director or nominee for election as a director or executive officer owns in excess of 1% of the Company's common stock. The following table lists the number of shares of the Company's common stock beneficially owned as of March 31, 1998, by each director of the Company, each of the individuals named in the Summary Compensation Table and the directors and executive officers of the Company as a group.

                               AMOUNT AND NATURE OF                                       AMOUNT AND NATURE OF
                               BENEFICIAL OWNERSHIP                                       BENEFICIAL OWNERSHIP
                           ----------------------------                               ----------------------------
                                     OBTAINABLE THROUGH                                         OBTAINABLE THROUGH
                                        STOCK OPTION                                               STOCK OPTION
NAME OF BENEFICIAL OWNER   OWNED(1)     EXERCISE(2)        NAME OF BENEFICIAL OWNER   OWNED(1)     EXERCISE(2)
-------------------------  --------  ------------------    -------------------------  --------  ------------------
T. Kimball Brooker.......    11,000              12,000    Nam Woo..................         0                   0
Ki-song Cho..............         0                   0    Peter S. Willmott........    25,000              10,000
Eugene B. Connolly.......     2,000               4,000    Michael Ahn..............         0                   0
Robert A. Helman.........     1,000               4,000    Ramesh G. Amin...........         0                   0
Cha Hong (John) Koo......         0                   0    Roger A. Cregg...........         0                   0
S.P Koo..................         0                   0    Dennis R. Winkleman......         0                   0
Hun Jo Lee...............         0                   0    Richard F. Vitkus........    33,000              18,000
Andrew McNally IV........     8,000              12,000    Directors and All
Yong Nam.................         0                   0    Executive Officers
                                                           as a group (16
                                                           persons).................    80,000              60,000

---------------

(1) The persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Includes 30,000 outstanding shares for Mr. Vitkus which are subject to conditions of vesting (one-third vests on the third, fourth and fifth anniversary of the May 21, 1996 grant date), forfeiture, restrictions on sales, transfer and other dispositions.

(2) Includes shares of common stock which, as of March 31, 1998, were subject to outstanding stock options exercisable within 60 days.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

ZENITH ELECTRONICS CORPORATION
(Registrant)

Date:  April 30, 1998

By:     /s/ Jeffrey P. Gannon

       Jeffrey P. Gannon
       President and
       Chief Executive Officer

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