Form 10-Q
period 1998-03-28
ZENITH ELECTRONICS CORP
filed 1998-05-12
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                For the quarterly period ended March 28, 1998

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

  As of April 30, 1998, there were 67,525,447 shares of Common Stock, par value $1 per share, outstanding.

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                        ZENITH ELECTRONICS CORPORATION
                        ------------------------------
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         -----------------------------------------------------------
                     In Millions, Except Per Share Amounts



                                   Three Months Ended
                                 ----------------------
                                 	March 28,   March 29,
                                    1998        1997
                                 ----------  ----------

Net sales                        $   220.7   $   259.1
                                 ----------  ----------
Costs, expenses and other:
  Cost of products sold              213.5       246.5
  Selling, general and
   administrative                     33.3        28.1
  Engineering and research            10.8        10.8
  Other operating expense
   (income), net (Note 2)             (7.2)       (7.1)
                                 ----------  ----------

Operating income (loss)              (29.7)      (19.2)
Gain (loss) on asset sales, net       (0.2)         -
Interest expense                      (8.2)       (6.3)
Interest income                        0.3         0.3
                                 ----------  ----------

Income (loss) before income taxes    (37.8)      (25.2)
Income taxes (credit)                   -           -
                                 ----------  ----------

Net Income (loss)                $   (37.8)  $   (25.2)
                                 ==========  ==========

Net income (loss) per share of
common stock (Note 3)            $   (0.55)  $   (0.38)
                                 ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                        March 28,  December 31,   March 29,
                                          1998         1997         1997
                                        --------   ------------   --------
ASSETS
------
Current assets:
  Cash                                  $   23.2     $    -        $    -
  Receivables, net of allowance for
   doubtful accounts of $--, $--
   and $5.7, respectively                   16.0        21.7         186.6
  Inventories (Note 5)                     127.1       165.5         229.6
  Transferor cerfificates                  103.4        99.7            -
  Other                                     23.4        26.3           9.5
                                        --------   ------------   --------
    Total current assets                   293.1       313.2         425.7

Property, plant and equipment, net         164.4       171.1         298.9
Other                                       42.2        43.4          10.1
                                        --------   ------------   --------
     Total assets                       $  499.7    $  527.7      $  734.7
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term debt (Note 6)              $  102.0     $  72.0       $  34.4
  Current portion of long-term
   debt (Note 6)                            14.8        15.3          15.7
  Accounts payable (Note 7)                220.6       237.2         243.6
  Income taxes payable                       0.7         0.7           1.1
  Accrued expenses                         144.6       141.7         150.1
                                        --------   ------------   --------
    Total current liabilities              482.7       466.9         444.9

Long-term liabilities                       16.8        17.0            -

Long-term debt (Note 6)                    127.0       132.8         152.7

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock                              67.1        67.1          66.5
  Additional paid-in capital               507.3       507.3         459.8
  Retained earnings (deficit)             (699.5)     (661.7)       (387.5)
  Treasury stock                            (1.7)       (1.7)         (1.7)
                                        --------   ------------   --------
    Total stockholders' equity            (126.8)      (89.0)        137.1
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  499.7    $  527.7      $  734.7
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

                                                   Increase (Decrease) in Cash
                                                          Three Months Ended
                                                   ---------------------------
                                                     March 28,      March 29,
                                                        1998           1997
                                                    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $ (37.8)       $ (25.2)
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operations:
    Depreciation                                         9.9           10.1
    Loss on asset sales, net                             0.2             -
    Changes in assets and liabilities:
      Current accounts                                  18.9           58.6
      Other assets                                       1.2            1.8
      Other liabilities                                 (0.2)            -
                                                    -----------    -----------
  Net cash provided (used) by operating activities      (7.8)          45.3
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                     (2.7)         (30.7)
  Proceeds from asset sales                             10.0             -
                                                    -----------    -----------
  Net cash provided (used) by investing activities       7.3          (30.7)
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                            30.0          (12.6)
  Proceeds from issuance of common stock, net             -             0.1
  Principal payments on long-term debt                  (6.3)          (2.1)
                                                    -----------    -----------
  Net cash provided (used) by financing activities      23.7          (14.6)
                                                    -----------    -----------

Increase in cash                                        23.2             -
Cash at beginning of period                               -              -
                                                    -----------    -----------
Cash at end of period                               $   23.2       $     -
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $   5.7       $  21.7
  Transferor certificates                              (13.9)           -
  Income taxes, net                                       -           (0.2)
  Inventories                                           38.4          26.1
  Other assets                                           2.9           1.6
  Accounts payable and accrued expenses                (14.2)          9.4
                                                    -----------    -----------
    Net change in current accounts                   $  18.9      $   58.6
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $   6.7       $    4.3
    Income taxes                                          -              -

See accompanying Notes to Condensed Consolidated Financial Statements.

                   Zenith Electronics Corporation
     Notes to Condensed Consolidated Financial Statements (Unaudited)

Note One - Basis of presentation
	The accompanying unaudited condensed consolidated financial statements ("financial statements") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The accuracy of the amounts in the financial statements is in some respects dependent upon facts that will exist, and procedures that will be performed by the company, later in the year. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the company's Form 10-K for the year ended December 31, 1997.

Note Two - Other operating expense (income)
	Royalty income accrued in relation to tuning system patents was $6.3 million and $6.7 million for the three months ended March 28, 1998 and March 29, 1997, respectively. These amounts are included in Other Operating Expense (Income).

Note Three - Earnings per share
	In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the company computed earnings per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share, assuming conversion of the 6-1/4 percent convertible subordinated debentures and outstanding stock options are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 67.0 million and 66.5 million for the three months ended March 28, 1998 and March 29, 1997, respectively.

Note Four - Change in accounting estimate
	During the second quarter of 1997, the company changed its accounting policy for most tooling expenditures. The old policy was to charge most tooling expenditures to expense in the period acquired. The new policy is to defer the tooling charges incurred subsequent to March
29, 1997, over a 20-month period in order to more appropriately match the costs with their period of benefit. The accounting policy for picture tube tooling remains the same, which is to amortize that tooling over a four year period. This change was accounted for as a change in accounting estimate effected by a change in accounting principle and as such is accounted for on a prospective basis. The change increased tooling costs by $.8 million and increased the loss per share by 1 cent for the three months ended March 28, 1998.

Note Five - Inventories
	Inventories consisted of the following (in millions):

                                   March 28,    December 31,     March 29,
                                     1998          1997            1997
                                  ----------    ------------    ----------
Raw materials and work-in-process  $  94.0        $  96.9        $ 154.8
Finished goods                        33.1           68.6           74.8
                                  ----------    ------------    ----------
Total inventories                  $ 127.1        $ 165.5        $ 229.6
                                  ==========    ============    ==========


Note Six - Short-term debt and credit arrangements; Long-term debt
	In 1997 the company obtained certain financing commitments.
One of the commitments is a three-year $110.0 million credit facility with Citicorp composed of a $45.0 million term loan and a $65.0 million revolving credit line. The term loan requires scheduled quarterly principal payments of $2.3 million with a balloon payment of $20.3 million at maturity in 2000. Under the revolving credit line, the maximum commitment of funds available for borrowing is limited by a defined borrowing base formula related to eligible inventory. The facility is secured by the company's inventory, domestic fixed assets, stock of the company's subsidiaries and patent royalties, along with the related patents, licenses and other general intangibles. Interest on borrowings is based on market rates.
	The facility contains certain covenants that must be met in order to remain in compliance with the facility, including financial covenants that must be maintained as of the end of each fiscal quarter. The financial covenants (as amended) include a minimum EBITDA amount, a current ratio test, a funded debt / total capitalization ratio test, a tuning patent royalties test and a LG Electronics Inc. ("LGE") payable test. As a result of a waiver obtained from Citicorp in March 1998, only the tuning patent royalties test and the LGE payable test were in effect as of March 31, 1998, and the company was in compliance with both of these covenants.
The long-term portion of the term loan has been classified in the accompanying balance sheet based on the company's intention to seek additional waivers or amendments for any future noncompliance prior to the expiration of the existing waiver in June 1998. Those additional future waivers requests are intended to extend to a period subsequent to March 1999. There are no assurances that such waivers or amendments will be granted.
	Between November 1997 and February 1998 the company entered into a series of financing transactions designed to enhance the company's liquidity and financial flexibility. The company obtained a total of $110 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of America ($30 million), First Chicago NBD ($30 million), Societe Generale ($20 million) and Credit Agricole ($30 million). As of March 28, 1998, a total of $102.0 million was outstanding under these credit lines.
	In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. As of March 28, 1998, no amounts were outstanding under the facility. See
Note Seven for further discussion.
	In January 1998 the company redeemed its 8.5 percent Senior Subordinated Convertible Debentures due January 2001. There was $0.5 million principal amount of such debentures outstanding and the redemption price of such debentures was 104 percent of such principal amount plus accrued interest through the redemption date. The loss on extinguishment of this debt was not material.

Note Seven - Related party
	In November 1995, a change in control of the company occurred, in which LGE purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of March, 28, 1998, LGE owned 36,569,000 shares of common stock of the company which represents 55 percent of the outstanding common stock. Because LGE owns a majority of the issued and outstanding common stock, it effectively controls the outcome of any matter requiring action by a majority of the company's stockholders, including the election of a majority of the company's directors and any future change in control of the company.
	LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during the three months ended March 28, 1998 and March 29, 1997.
	Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $7.8 million and $11.1 million of these items during the three months ended March 28, 1998 and March 29, 1997, respectively. Sales of products purchased from LGE and its affiliates contributed $20.1 million and $25.3 million to sales during the three months ended March 28, 1998 and March 29, 1997, respectively.
	Product and other sales: The company sells TVs, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates. Sales by the company to LGE and its affiliates were $11.0 million and $6.5 million during the three months ended March 28, 1998 and March 29, 1997, respectively.
	Other Items: In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45.0 million. The term of the facility is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime, after June 30, 1998. Repayment is due in full at the end of the term. The facility is secured by liens on certain of the company's assets and is subject to certain terms and conditions.
	Accounts payable included $134.0 million and $122.3 million to LGE and its affiliates as of March 28, 1998 and March 29, 1997, respectively. In April 1997, the company and LGE entered into an arrangement whereby the company's accounts payables arising in the ordinary course of business to LGE would be extended for certain periods of time. Prior to April 1997, the company's accounts payables arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended payables was $133.7 million and $111.6 million as of March 28, 1998 and March 29, 1997, respectively. The company is charged interest on the extended period at negotiated rates. The amount of receivables from LGE and its affiliates was not material as of March 28, 1998 and March 29, 1997.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

	The company reported a first-quarter 1998 net loss of $37.8 million, or 55 cents per share, compared with a net loss of $25.2 million, or 38 cents per share, in the first quarter of 1997. Total first-quarter sales were $220.7 million in 1998 compared with $259.1 million in 1997.
Consumer electronics sales declined in the 1998 quarter compared with the same period last year, driven largely by continued soft demand for direct-view color TV sets. The sales decline also reflects planned sales reductions in lower-margin TV products and VCRs.
	Sales of Network Systems products increased in the 1998 quarter compared with a year ago due to shipments of digital set-top boxes and cable modems, which more than offset lower analog set-top box sales.
	Selling, general and administrative expenses were $33.3 million in the first quarter of 1998, compared with $28.1 million in the previous year. A major driver of the increase related to outside consulting and legal fees incurred to support the development of the company's operational and financial restructuring plan.
	Results for the first quarter of 1998 include $6.3 million of accrued royalty revenues from tuning system licenses. These revenues were $6.7 million in the first quarter of 1997.
	Interest expense was $8.2 million in the first quarter of 1998, compared with $6.3 million in the previous year. The change resulted from higher funding requirements for company operations. To assist in funding these requirements, the company entered into various financing transactions.

Liquidity and Capital Resources

	During the three months ended March 28, 1998, $7.8 million of cash was used by operating activities principally to fund $27.7 million of net losses from operations, as adjusted for depreciation and a loss on asset sales. This was partially offset by a $18.9 million change in current accounts which was principally composed of a $38.4 million decrease in inventories offset by a $14.2 million decrease in accounts payable and accrued expenses.
	During the three months ended March 28, 1998, $7.3 million of cash was provided by investing activities. This was composed of $10.0 million of cash received from the sale of receivables under the three-year trade receivables securitization, offset by $2.7 million of cash used for capital additions. The capital additions of $2.7 million during the first three months of 1998 were significantly lower than the $30.7 million spent during the same period in 1997. The decrease was the result of spending in 1997 related to projects primarily in the color picture tube area, which included new automated production processes and the addition of new production lines for computer display tubes. The company is planning a significant reduction in capital investment projects during 1998.
	During the three months ended March 28, 1998, $23.7 million of cash was provided by financing activities. This was composed of $30.0 million of borrowings under one of the company's new short-term unsecured credit agreements, offset by cash used to pay the current portion ($5.8 million) of the company's 6-1/4 percent convertible subordinated debentures due 2011 and cash used to redeem the company's
8.5 percent Senior Subordinated Convertible Debentures due January
2001 ($0.5 million).
	As of March 28, 1998, the company had $377.5 million of interest-bearing obligations which consisted of: (i) $133.7 million of extended-term payables with LGE, (ii) $103.5 million of 6-1/4 percent convertible subordinated debentures due 2011 (the current portion of which is $5.8 million), (iii) $102.0 million currently payable under various unsecured and uncommitted credit facilities and (iv) a $38.3 million term loan with Citicorp (the current portion of which is $9.0 million).
	In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. The term of the facility is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after June 30, 1998.
Repayment is due in full at the end of the term. The facility is secured by liens on certain of the company's assets and is subject to certain terms and conditions.
	In February 1998 the company obtained a new $30 million unsecured and uncommitted credit facility through a line of credit with Credit Agricole. In total, between November 1997 and February 1998, the company obtained a total of $110 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of America ($30 million), First Chicago NBD ($30 million) and Societe
Generale ($20 million) in addition to the Credit Agricole facility. The credit lines are guaranteed by LGE for which LGE will receive a fee in an amount up to 2 percent of the face amount of the loan, in the form of cash or the company's equity and subject to the approval of the Finance
Committee of the company's Board of Directors and in the case of equity, the approval of the company's shareholders. The company granted liens in favor of LGE on the capital stock of the company's domestic subsidiaries, on the company's intellectual property (other than tuning patents, tuning patent royalties and related license agreements) and certain other company assets to secure the guaranties of LGE for borrowings under these credit lines.
  The company disclosed in its 1997 Annual Report on Form 10-K (the "1997 10-K") that it is developing a broad operational and financial restructuring plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in the 1997 10-K.
	Following the filing of the 1997 10-K, the New York Stock Exchange ("NYSE") contacted the company regarding the continuing listing status of its common stock. There can be no assurance that the company's common stock will continue to be listed and traded on the NYSE. The company's management is discussing with NYSE representatives the status of the listing.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  Certain statements in this Quarterly Report on Form 10-Q, such as those regarding the company's strategies, plans, objectives and expectations are forward-looking statements that involve known and unknown risks, uncertainties and other factors which may cause the actual results of the company or of its efforts to execute a business and financial restructuring to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both in the United States and other countries in which the company sells its products and from which the company obtains supplies; the effect of competition in the markets served by the company; required approvals of the Republic of Korea for additional financing, if any, that LGE may desire to extend to the company; the availability and terms of financing from LGE or other financing sources to fund the company's operating losses, restructuring charges and the other costs and expenses of its new business plan; and the willingness of existing creditors to continue to forbear from enforcing available rights and remedies and to grant additional waivers of potential defaults and to agree to the terms of any proposed financial restructuring. Given these uncertainties, stockholders and debtholders are cautioned not to place undue reliance on any forward-looking statement contained or referred to herein. The company disclaims any obligation to update such factors or forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained or referred to herein or to reflect future events or developments. In particular, the company has not undertaken in this report to update the statements set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in the 1997 10-K.

Readiness for the Year 2000

	The company is currently evaluating its computer-based systems, facilities and products to determine whether they are "Year 2000 Ready."
The company is employing a combination of internal resources and outside consultants to coordinate and implement it's Year 2000 Readiness initiatives. The company has established a company-wide Year 2000
Task Force, led by the company's technology group, with representation from major business segments, to evaluate and address Year 2000 issues.
The Year 2000 Task Force's responsibilities include, without limitation,
(i) conducting an evaluation of the company's computer-based systems, facilities and products (and those of the dealers, vendors and other third-parties with which the company does business) to determine their Year
2000 Readiness, (ii) coordinating the replacement and/or upgrade of non-compliant systems as necessary, (iii) promoting the company-wide awareness of Year 2000 issues through education and training, and (iv) developing, and overseeing the implementation of all of the company's other Year 2000 Readiness initiatives. While the company is working to achieve Year 2000 Readiness, it makes no assurance that it will successfully achieve all of its goals.
	In 1997, the company spent approximately $2 million in connection with its Year 2000 transition and has budgeted an additional $2 million for 1998.
Most of the costs incurred in addressing Year 2000 issues are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The company continues to evaluate the estimated costs associated with its Year 2000 Readiness efforts. While the Year 2000 transition efforts will involve additional costs, at this time, the company has not yet determined the full cost of the modifications necessary to address all Year 2000 issues.


                     PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	During the three months ended March 28, 1998, no reportable events or material developments occurred regarding the legal proceedings of the company that would need to be reported.

Item 2.  Changes in Securities

	(b) The company's three year credit facility prohibits dividend payments on the company's common stock and preferred stock, if issued, and prohibits the redemption or repurchase of capital stock.

Item 6.  Exhibits and Reports on Form 8-K

(4)   Third Amendment and Waiver, effective as of March 31, 1998, to Credit
      Agreement dated as of March 31, 1997, among 	Zenith Electronics
      Corporation, Citibank N.A., Citicorp North America, Inc. and the other lenders named therein

(4a)  Note Agreement dated as of March 31, 1998, between Zenith
      Electronics Corporation  and LG Electronics Inc.

(10)  Employment Agreement, dated January 12, 1998, between
      Jeffrey P. Gannon and Zenith Electronics 	Corporation

(10a) Stock Option Agreement, Dated January 12, 1998, between
      Jeffrey P. Gannon and Zenith Electronics 	Corporation

(10b) Restricted Stock Award Agreement, Dated January 12, 1998,
      between Jeffrey P. Gannon and Zenith Electronics 	Corporation

(27)  Financial Data Schedule for the three months ended March 28, 1998

(b)  Reports on Form 8-K:

	None


                             SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date:	May 12, 1998


By: /s/ Jeffrey P. Gannon
   -----------------------

     Jeffrey P. Gannon
     President and
     Chief Executive Officer