Form 10-Q
period 1998-06-27
ZENITH ELECTRONICS CORP
filed 1998-08-11
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                    For the quarterly period ended June 27, 1998

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

  As of July 31, 1998, there were 67,525,447 shares of Common Stock, par value $1 per share, outstanding.

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                        ZENITH ELECTRONICS CORPORATION
                        ------------------------------
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         -----------------------------------------------------------
                     In Millions, Except Per Share Amounts



                                   Three Months Ended       Six Months Ended
                                 ----------------------  ----------------------
                                  June 27,    June 28,    June 27,    June 28,
                                    1998        1997        1998        1997
                                 ----------  ----------  ----------  ----------

Net sales                        $   224.0   $   261.8   $   444.7   $   520.9
                                 ----------  ----------  ----------  ----------
Costs, expenses and other:
  Cost of products sold              204.8       246.0       418.3       492.5
  Selling, general and
   administrative                     31.2        50.0        61.9        78.1
  Engineering and research            11.4        10.0        22.2        20.8
  Other operating expense
   (income), net (Note 4)             (7.9)       (3.1)      (15.1)      (10.2)
  Restructuring and other
   charges (Note 3)                    4.8          -          7.4           -
                                 ----------  ----------  ----------  ----------

Operating income (loss)              (20.3)      (41.1)      (50.0)      (60.3)
Gain (loss) on asset sales, net        0.3        (0.9)        0.1        (0.9)
Interest expense                     (11.3)       (7.6)      (19.5)      (13.9)
Interest income                        0.3         0.3         0.6         0.6
                                 ----------  ----------  ----------  ----------

Income (loss) before income taxes    (31.0)      (49.3)      (68.8)      (74.5)
Income taxes (credit)                  -           -           -           -
                                 ----------  ----------  ----------  ----------

Net Income (loss)                $   (31.0)  $   (49.3)  $   (68.8)  $   (74.5)
                                 ==========  ==========  ==========  ==========

Net income (loss) per share of
common stock (Note 5)            $   (0.46)  $   (0.74)  $   (1.02)  $   (1.12)
                                 ==========  ==========  ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                        June 27,   December 31,   June 28,
                                          1998         1997         1997
                                        --------   ------------   --------
ASSETS
------
Current assets:
  Cash                                  $   16.3    $     -       $     -
  Receivables, net of allowance for
   doubtful accounts of $2.1, $--
   and $--, respectively (Note 7)           15.0        21.7          27.0
  Inventories (Note 8)                     128.6       165.5         254.0
  Transferor certificates                   82.6        99.7          90.7
  Other                                     26.8        26.3          27.7
                                         --------   ------------   --------
    Total current assets                   269.3       313.2         399.4

Property, plant and equipment, net         158.6       171.1         240.9
Other                                       41.2        43.4          45.2
                                        --------   ------------   --------
     Total assets                       $  469.1    $  527.7      $  685.5
                                        ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term debt (Note 9)              $  132.0     $  72.0      $   23.9
  Current portion of long-term
   debt (Note 9)                            41.8        15.3          14.7
  Accounts payable                          63.6        91.3         101.5
  Accounts payable to related
   party (Note 10)                         136.3       145.9         112.1
  Income taxes payable                       0.6         0.7           0.9
  Accrued expenses                         135.6       141.7         131.3
                                        --------   ------------   --------
    Total current liabilities              509.9       466.9         384.4

Long-term liabilities                       19.2        17.0           9.2

Long-term debt (Note 9)                     97.8       132.8         163.8

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock                              67.6        67.1          66.6
  Additional paid-in capital               506.8       507.3         500.0
  Retained earnings (deficit)             (730.5)     (661.7)       (436.8)
  Treasury stock                            (1.7)       (1.7)         (1.7)
                                        --------   ------------   --------
    Total stockholders' equity            (157.8)      (89.0)        128.1
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  469.1    $  527.7      $  685.5
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

                                                   Increase (Decrease) in Cash
                                                          Six Months Ended
                                                   ---------------------------
                                                      June 27,       June 28,
                                                        1998           1997
                                                    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $ (68.8)       $ (74.5)
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
    Depreciation                                        16.8           16.6
    Other                                                0.4            0.1
    Gain on asset sales, net                            (0.1)            -
    Changes in assets and liabilities:
      Current accounts                                 (13.1)         (14.6)
      Other assets                                       2.2            0.9
      Other liabilities                                  2.2             -
                                                    -----------    -----------
  Net cash used by operating activities                (60.4)         (71.5)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                     (4.8)         (55.6)
  Proceeds from asset sales                             30.0          141.6
                                                    -----------    -----------
  Net cash provided by investing activities             25.2           86.0
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                            60.0          (23.1)
  Proceeds from issuance of long-term debt                -            45.0
  Proceeds from issuance of common stock, net             -             0.6
  Principal payments on long-term debt                  (8.5)         (37.0)
                                                    -----------    -----------
  Net cash provided (used) by financing activities      51.5          (14.5)
                                                    -----------    -----------

Increase (decrease) in cash                             16.3             -
Cash at beginning of period                               -              -
                                                    -----------    -----------
Cash at end of period                               $   16.3       $     -
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $   6.7       $  181.3
  Transferor certificates                              (12.9)        (145.7)
  Income taxes, net                                     (0.1)          (0.4)
  Inventories                                           36.9            1.7
  Other assets                                          (0.5)         (11.1)
  Accounts payable and accrued expenses                (43.2)         (40.4)
                                                    -----------    -----------
    Net change in current accounts                   $ (13.1)      $  (14.6)
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $  20.2       $   13.8
    Income taxes                                        (0.1)           0.5

  Non-cash activity:
    Asset and additional paid-in capital recorded
     related to guarantee fee                        $    -        $   39.7
    Liability recorded related to deferred gain on
     sale leaseback                                       -            10.2

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

Note Two - Subsequent events
	On August 10, 1998, the company filed a Registration Statement on Form S-4 which contains information relating to the implementation of the company's proposed financial and operational restructuring plans along with information regarding a pre-packaged plan of reorganization.
The Registration Statement discusses potential 1998 restructuring and reorganization charges that are projected to be approximately $242 million for the full year.  The $242 million of potential restructuring and reorganization charges are composed of (i) non-cash asset impairments
($70 million), (ii) the non-cash loss on termination of a lease ($69 million)
as discussed below, (iii) severance and costs for staff reductions ($47 million), (iv) plant closure and business exit costs ($18 million), (v)
professional fees ($17 million) (vi) non-cash inventory writedowns ($9 million) and (vii) other costs associated with the restructuring effort.  The
1998 restructuring and reorganization charges are offset by a potential extraordinary gain on debt retirement of approximately $64 million.
	Subsequent to June 27, 1998, the company's existing Citicorp credit facility (initially composed of a $45.0 million amortizing term loan and a $65.0 million revolving credit line) was amended and restated.  The amended Citibank credit facility provides for up to $125 million of revolving loans, subject to borrowing base restrictions.  The revolving loans must be repaid on or before the earlier of the company's court filing for a pre-packaged plan of reorganization or December 31, 1998.  In addition, the company is required to make repayments: (i) to the extent of the excess of borrowings over the borrowing base and (ii) with the proceeds of most sales  of capital stock or assets. The obligations of the company under the amended Citibank credit facility are secured by certain of the company's assets.  The amended Citibank credit facility requires the company, among other things, to meet certain financial tests regarding the amount of tuner patent royalties and the average outstanding payable to LG Electronics Inc. ("LGE") for products purchased in the ordinary course of business.  The facility also contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments, engage in transactions with affiliates, liquidate, sell assets or engage in mergers.  Interest on borrowings is based on market rates.
	Subsequent to June 27, 1998, the company's trade receivables securitization (which was provided through a Citicorp commercial paper conduit) was terminated.  As a result, the company's third quarter financial statements will reflect the following: (i) receivables will no longer be sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) will not exist, and (ii) a non-cash charge of approximately $4 million will be made to write-off deferred charges (bank, attorney and guarantee fees)
related to the receivable securitization.
	In April 1997, the company entered into a sale-leaseback
transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and
Juarez, Mexico, facilities.  The company's payment obligations, along with certain other items under the lease agreement were fully guaranteed by LGE.  In July 1998 LGE made payment under the guarantees of the lease in the amount of $90.1 million as a result of a negotiated settlement with the lessor.  As a result, the company's third quarter financial statements will reflect a $90.1 million current liability to LGE, a $21.3 million current asset entitled "Other Receivable", and a loss on termination of the lease of approximately $68.8 million, which represents the difference between the LGE payment and the estimated fair value of the "Other Receivable" asset. In addition, the financial statements will reflect a non-cash charge of approximately $28 million to write-off deferred charges (bank, attorney and guarantee fees) related to the lease, offset by a non-cash gain of approximately $8 million which represents the accelerated amortization of the deferred gain on the lease.
	As of June 27, 1998, the company had a total of $110.0 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of
America ($30.0 million), First Chicago NBD ($30.0 million), Societe
Generale ($20.0 million) and Credit Agricole ($30.0 million).  These credit lines are guaranteed by LGE.  In July 1998 LGE made payments under demands against guarantees of $50.0 million of the facilities and the company is obligated to LGE for these payments plus interest.
 On August 7, 1998, the company entered into a restructuring agreement with
LGE which sets forth the terms and conditions pursuant to which LGE has agreed to assist the company with its proposed financial and operational restructuring plans.  See exhibit 10 under "Item 6. Exhibits and Reports on Form 8-K".

Note Three - Restructuring charges
	During 1998, the company has recorded a restructuring charge related to costs associated with the proposed financial and operational restructuring plans, and a pre-packaged plan of reorganization. The major elements of the charge relate to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans, and the pre-packaged plan of reorganization. The restructuring charge was $4.8 million and $7.4 million for the three and six months ended June 27, 1998, respectively. The first-quarter 1998 results contained $2.6 million of these charges which were then reported as Selling, General and Administrative.

Note Four - Other operating expense (income)
	Royalty income accrued in relation to tuning system patents was $6.4 million and $12.7 million for the three and six months ended June 27, 1998, respectively, and $4.5 million and $11.2 million for the three and six months ended June 28, 1997, respectively. These amounts are included in other operating expense (income).

Note Five - Earnings per share
	In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the company computed earnings per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share, assuming conversion of the 6-1/4 percent convertible subordinated debentures and outstanding stock options are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 67.5 million and 67.3 million for the three and six months ended June 27, 1998, respectively, and 66.4 million and 66.5 million for the three and six months ended June 28, 1997, respectively.

Note Six - Change in accounting estimate
	During the second quarter of 1997, the company changed its accounting policy for most tooling expenditures. The old policy was to charge most tooling expenditures to expense in the period acquired. The new policy is to defer the tooling charges incurred subsequent to March 29, 1997, over a 20-month period in order to more appropriately match the costs with their period of benefit. The accounting policy for picture tube tooling remains the same, which is to amortize that tooling over a four year period.
	This change was accounted for as a change in accounting estimate effected by a change in accounting principle and as such was accounted for on a prospective basis. The change decreased tooling costs by $5.4 million and increased net income per share by 8 cents during the second-quarter of 1997.

Note Seven - Receivables
	During the second quarter of 1998 the company recorded a $2.1 million bad debt reserve related to certain sundry receivables that are not sold by the company via its trade receivable securitization. The bad debt charge was recorded in selling, general and administrative expenses.

Note Eight - Inventories
	Inventories consisted of the following (in millions):

                                      June 27,   December 31,			June 28,
                                        1998        1997         1997
                                    ----------  -------------  ----------
Raw materials and work-in-process     $ 81.7       $ 96.9       $ 164.7
Finished goods                          46.9         68.6          89.3
                                    ----------  -------------  ----------
Total inventories                     $128.6       $165.5       $ 254.0
                                    ==========  =============  ==========


Note Nine - Short-term debt and credit arrangements; Long-term debt
	As discussed in "Note Two - Subsequent events" the company's existing Citicorp credit facility (initially composed of a $45 million amortizing term loan and a $65 million revolving credit line) was amended and restated subsequent to June 27, 1998. As of June 27, 1998, the company had $36 million outstanding under the term loan, and no amounts outstanding under the revolving credit line. The entire $36 million balance of the term loan has been classified as a current liability as of June 27, 1998, due to the fact that it was subsequently replaced with the amended and restated agreement which is short term in nature.
	Between November 1997 and February 1998 the company entered into a series of financing transactions designed to enhance the company's liquidity and financial flexibility. The company obtained a total of $110 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of America ($30 million), First Chicago NBD ($30 million), Societe Generale ($20 million) and Credit
Agricole ($30 million). As of June 27, 1998, a total of $102 million was outstanding under these credit lines. As discussed in "Note Two -
Subsequent events" , subsequent to June 27, 1998, LGE made payments under demands against guarantees on $50 million of the facilities and the company is obligated to LGE for these payments plus interest.
	In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. As of June
27, 1998, $30 million was outstanding under the facility. See Note Ten for further discussion.
	In January 1998 the company redeemed its 8.5 percent Senior Subordinated Convertible Debentures due January 2001. There was $0.5 million principal amount of such debentures outstanding and the redemption price of such debentures was 104 percent of such principal amount plus accrued interest through the redemption date. The loss on extinguishment of this debt was not material.

Note Ten- Related party
	In November 1995, a change in control of the company occurred, in which LGE and a affiliate purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of June 27, 1998, LGE beneficially owned 36,569,000 shares of common stock of the company which represents 54.2 percent of the outstanding common stock. Because LGE owns a majority of the issued and outstanding common stock, it effectively controls the outcome of any matter requiring action by a majority of the company's stockholders, including the election of a majority of the company's directors and any future change in control of the company.
	LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during the three and six months ended June 27, 1998 and June 28, 1997.
	Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $15.2 million and $23.0 million of these items during the three and six months ended June 27, 1998, and $15.6 million and $26.7 million during the three and six months ended June 28, 1997, respectively. Sales of products purchased from LGE and its affiliates contributed $15.2 million and $35.3 million to sales during the three and six months ended June 27, 1998, respectively, and $18.5 million and $43.8 million to sales during the three and six months ended and June 28, 1997, respectively.
	Product and other sales: The company sells TVs, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates.
Sales by the company to LGE and its affiliates were $15.0 million and $26.0 million during the three and six months ended June 27, 1998, respectively, and $6.9 million and $13.4 million during the three and six months ended June 28, 1997, respectively.
	Other Items: In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. The term of the facility is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime, after June 30, 1998. Repayment is due in full at the end of the term. The facility is secured by liens on certain of the company's assets and is subject to certain terms and conditions. As of June 27, 1998, $30 million was outstanding under the facility. This facility was amended subsequent to June 27, 1998, to extend the demand date from June 30, 1998, to December 31, 1998.
	Accounts payable included $136.3 million and $112.1 million to LGE and its affiliates as of June 27, 1998 and June 28, 1997, respectively. In April 1997, the company and LGE entered into an arrangement whereby the company's accounts payables arising in the ordinary course of business to LGE would be extended for certain periods of time. Prior to April 1997, the company's accounts payables arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended payables was $134.4 million and $105.5 million as of June 27, 1998 and June 28, 1997, respectively. The company is charged interest on the extended period at negotiated rates. The amount of receivables from LGE and its affiliates was not material as of June 27, 1998 and June 28, 1997.
	See "Note Two - Subsequent events" for a discussion of certain events that occurred subsequent to June 27, 1998, and involved LGE.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

	The company reported a second-quarter 1998 net loss of $31.0 million, or 46 cents per share, compared with a net loss of $49.3 million, or 74 cents per share, in the second quarter of 1997. Total second-quarter sales were $224.0 million in 1998 compared with $261.8 million in 1997. Consumer electronics sales declined in the 1998 quarter compared with the same period last year, driven largely by planned sales reductions in lower-margin color TV products.
	Sales of Network Systems products increased significantly in the second quarter of 1998 compared with a year ago due to shipments of digital set-top boxes, which more than offset lower analog set-top box sales.
	Selling, general and administrative expenses were $31.2 million in the second quarter of 1998, compared with $50.0 million in the previous year. During the second quarter of 1998 the company recorded a $2.1 million bad debt charge related to certain sundry receivables that are not sold by the company via its trade receivable securitization. The bad debt charge was recorded in selling, general and administrative expenses.
Selling, general and administrative expenses in the second quarter of 1997 include a $15.0 million bad debt charge related to a bad debt for a South American customer's receivable.
	Results for the second quarter of 1998 include $6.4 million of accrued royalty revenues from tuner patent licenses. These revenues were $4.5 million in the second quarter of 1997.
	During the second quarter of 1998, the company recorded a $4.8 million restructuring charge related to costs associated with the proposed financial and operational restructuring. The major elements of the charge relate to costs related to work performed by outside consulting and law firms to support the development of the company's operational and financial restructuring plan.
	Interest expense was $11.3 million in the second quarter of 1998, compared with $7.6 million in the previous year. The change resulted from higher funding requirements for company operations.
	For the first six months of 1998 the company reported a net loss of $68.8 million, or $1.02 per share, compared with a net loss of $74.5 million, or $1.12 per share for the first six months of 1997. First-half sales were $444.7 million in 1998 compared with $520.9 million in 1997.
	On August 10, 1998, the company filed a Registration Statement on Form S-4 which contains information relating to the implementation of the company's proposed financial and operational restructuring plans along with information regarding a pre-packaged plan of reorganization.
The Registration Statement discusses potential 1998 restructuring and reorganization charges that are projected to be approximately $242 million for the full year. The $242 million of potential restructuring and reorganization charges are composed of (i) non-cash asset impairments
($70 million), (ii) the non-cash loss on termination of a lease
($69 million), (iii) severance and costs for staff reductions ($47 million), (iv) plant closure and business exit costs ($18 million), (v) professional fees ($17 million) (vi) non-cash inventory writedowns ($9 million) and (vii) other costs associated with the restructuring effort. The 1998 restructuring and reorganization charges are offset by a potential extraordinary gain on debt retirement of approximately $64 million.


Liquidity and Capital Resources

	During the six months ended June 27, 1998, $60.4 million of cash was used by operating activities principally to fund $52.1 million of net losses from operations, as adjusted for depreciation and a gain on asset sales. In addition, $13.1 million of cash was used to fund the change in current accounts, which was principally composed of a $43.2 million decrease in accounts payable and accrued expenses offset by a $36.9 million decrease in inventories.
	During the six months ended June 27, 1998, $25.2 million of cash was provided by investing activities. This was composed of $30.0 million of cash received from the sale of receivables under the three-year trade receivables securitization, offset by $4.8 million of cash used for capital additions. The capital additions during the first six months of 1998 were significantly lower than the $55.6 million spent during the same period in 1997. The 1997 capital additions were the result of spending related to projects primarily in the color picture tube area, which included new automated production processes and the addition of new production lines for computer display tubes. The company is planning a significant reduction in capital investment projects for the full year 1998.
	During the six months ended June 27, 1998, $51.5 million of cash was provided by financing activities. This was composed of $30.0 million of borrowings under one of the company's new short-term unsecured credit agreements and $30.0 million of borrowings under the secured credit facility with LGE, offset by cash used to pay the current portion ($5.8 million) of the company's 6-1/4 percent convertible subordinated debentures due 2011, cash used to pay maturities of the term loan ($2.2 million) and cash used to redeem the company's 8.5 percent Senior Subordinated Convertible Debentures due January 2001 ($0.5 million).
	As of June 27, 1998, the company had $405.9 million of interest-bearing obligations which consisted of: (i) $134.4 million of extended-term payables with LGE, (ii) $103.5 million of 6-1/4 percent convertible subordinated debentures due 2011 (the current portion of which is $5.8 million), (iii) $102.0 million currently payable under various unsecured and uncommitted credit facilities, (iv) a $36.0 million term loan with Citicorp (the entire balance of the term loan is classified as current due to the fact that it was subsequently replaced with the amended and restated agreement which is short term in nature) and (v) $30.0 million outstanding under a secured credit facility with LGE.
	Between November 1997 and February 1998, the company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through lines of credit with Bank of America ($30.0 million), First
Chicago NBD ($30.0 million), Societe Generale ($20.0 million) and Credit Agricole ($30.0 million). The credit lines are guaranteed by LGE for which LGE is entitled to receive a fee in an amount up to 2 percent of the face amount of the loan. The company granted liens in favor of LGE on the capital stock of the company's domestic subsidiaries, on the company's intellectual property (other than tuning patents, tuning patent royalties and related license agreements) and certain other company assets to secure the guaranties of LGE for borrowings under these credit lines. In July 1998
LGE made payments under demands against guarantees on $50.0 million of the facilities and the company is obligated to LGE for these payments plus interest.
	In April 1997, the company entered into a sale-leaseback transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and Juarez, Mexico, facilities. The company's payment obligations, along with certain other items under the lease agreement were fully guaranteed by LGE. In July 1998 LGE made payment under the guarantees of the lease in the amount of $90.1 million as a result of a demand made under the guarantees by the lessor.
	Subsequent to June 27, 1998, the company's existing Citicorp credit facility (initially composed of a $45.0 amortizing million term loan and a $65.0 million revolving credit line) was amended and restated. The amended Citibank credit facility provides for up to $125.0 million of revolving loans, subject to borrowing base restrictions. The revolving loans must be repaid on or before the earlier of the company's court filing for a pre-packaged plan of reorganization or December 31, 1998. (See
"Note Two - Subsequent events" for additional discussion of the amended credit facility.) The company is in discussions with lenders regarding debtor-in-possession financing to cover the period during the court proceeding related to the pre-packaged plan of reorganization and a new credit facility to cover the period following consummation of the prepackaged plan. In addition, pursuant to a restructuring agreement between the company and LGE, LGE has agreed to provide additional credit support. LGE's obligation to provide such financing is subject to the conditions set forth in a restructuring agreement (see exhibit 10 under "Item 6. Exhibits and Reports on Form 8-K").
	In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. The term of the facility is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after June 30, 1998.
Repayment is due in full at the end of the term. The facility is secured by liens on certain of the company's assets and is subject to certain terms and conditions. This facility was amended subsequent to June 27, 1998, to extend the demand date from June 30, 1998, to December 31, 1998.
	Following the filing of the 1997 10-K, the New York Stock
Exchange ("NYSE") contacted the company regarding the continuing listing status of its common stock. On May 21, 1998, the company announced the terms of the financial restructuring, and on May 22, 1998, the NYSE suspended trading of the common stock. The common stock has traded in the over-the-counter market since that time.

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

Readiness for the Year 2000

	The company is currently evaluating its computer-based systems, facilities and products to determine whether they are "Year 2000 Ready." The company is employing a combination of internal resources and outside consultants to coordinate and implement its Year 2000 Readiness initiatives. The company has established a company-wide Year 2000
Task Force, led by the company's technology group, with representation from major business segments, to evaluate and address Year 2000 issues. The Year 2000 Task Force's responsibilities include, without limitation,
(i) conducting an evaluation of the company's computer-based systems, facilities and products (and those of dealers, vendors and other third-parties with which the company does business) to determine their Year
2000 Readiness, (ii) coordinating the replacement and/or upgrade of non-compliant systems, as necessary, (iii) promoting the company-wide awareness of Year 2000 issues through education and training, and (iv) developing, and overseeing the implementation of all of the company's other Year 2000 Readiness initiatives. While the company is working to achieve Year 2000 Readiness, there can be no assurance that it will successfully achieve all of its goals. At this time, the company does not believe that its Year 2000 related issues will have a material adverse effect on the company's business. As a result, no contingency plan has been deemed to be necessary.
	Prior to 1998, the company spent in the aggregate approximately $1.8 million on software and hardware upgrades and replacements and approximately $200,000 in other costs (i.e., labor, consulting fees and other expenses) in connection with Year 2000 Readiness. The company has budgeted a total of $2 million for 1998 (approximately $400,000 for software and hardware upgrades and approximately $1.6 million for other costs) and $2.1 million for 1999 (approximately $1 million for software and hardware upgrades and approximately $1.1 million for other expenses) with respect to Year 2000 readiness. Most of the costs incurred by the company in addressing Year 2000 Readiness are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The company continues to evaluate the estimated costs associated with its Year 2000 Readiness efforts.

                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	In June 1998, a licensee of the company's tuner patents filed suit against the company seeking a declaratory judgment that the company's tuner patents were invalid and unenforceable, and that the plaintiff's use of certain technologies in its current products did not infringe on the company's tuner patents. The complaint seeks the return of previously paid royalties. The plaintiff is also seeking a preliminary injunction precluding the company from terminating its licensing agreement and allowing the plaintiff to pay future royalties into an escrow. The court has denied the plaintiff's request for a temporary restraining order against the company.
	In July 1998, the company's directors, its President and Chief Executive Officer and LG Electronics U.S.A., a subsidiary of LG Electronics Inc., ("LGE") were named as defendants in a class action entitled Vengrove v. Jeffrey Gannon, et al, in the Superior Court of New Jersey, Law Division, Bergen County. The suit alleges breach of fiduciary duties by the individual defendants in pursuing a pre-packaged plan of reorganization to permit LGE to gain control of the company by canceling the company's common stock thereby freezing out the minority shareholders. The suit seeks to enjoin cancellation of the common stock, the termination of the pre-packaged bankruptcy process as well as other unspecified damages.

Item 2.  Changes in Securities

	(b) The company's credit facility prohibits dividend payments on the company's common stock and preferred stock, if issued, and prohibits the redemption or repurchase of capital stock.

Item 5.  Other Information

	On August 10, 1998 the company filed a Form S-4 Registration Statement with the Securities and Exchange Commission which contains the disclosure statement and proxy statement-prospectus for the solicitation of votes for the prepackaged plan of reorganization that the company previously announced.

Item 6.  Exhibits and Reports on Form 8-K

(4) 	Amended and Restated credit Agreement dated as of June 29,
1998, among Zenith Electronics Corporation, 	Citibank N.A., Citicorp
North America, Inc. and the other lenders named therein (incorporated by
reference to 	Exhibit 	(4a) to the company's Form S-4 Registration
Statement as filed with the Securities and Exchange 	Commission on
August 10, 1998)

(10)	Restructuring Agreement, dated August 7, 1998, between Zenith
Electronics Corporation and LG Electronics, 	Inc. (incorporated by
reference to Exhibit (10ah) to the company's Form S-4 Registration
Statement as filed with 	the Securities and Exchange Commission on
August 10, 1998)

(27) 	Financial Data Schedule for the six months ended June 27, 1998

(b)  Reports on Form 8-K:

	A report on Form 8-K dated May 22, 1998, was filed by the company stating under Item 5 that on May 21, 1998, the company announced that its Board of Directors has unanimously approved in principle a financial restructuring to be implemented through a prepackaged plan of reorganization.


                               SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date:	August 11, 1998



By: /s/ Edward J. McNulty
   -----------------------

	Edward J. McNulty
	Chief Financial Officer
	(Principal Financial Officer)



By: /s/ Lawrence D. Panozzo
   ------------------------

	Lawrence D. Panozzo
	Director of Corporate Accounting and Planning
	(Principal Accounting Officer)