Form 10-Q
period 1998-09-26
ZENITH ELECTRONICS CORP
filed 1998-11-03
CIK 109265

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q




  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                 For the quarterly period ended September 26, 1998

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

  As of October 31, 1998, there were 67,525,447 shares of Common Stock, par value $1 per share, outstanding.

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                        ZENITH ELECTRONICS CORPORATION
                        ------------------------------
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         -----------------------------------------------------------
                     In Millions, Except Per Share Amounts



                                   Three Months Ended       Nine Months Ended
                                 ----------------------  ----------------------
                                  Sept. 26,   Sept. 27,   Sept. 26,   Sept. 27,
                                    1998        1997        1998        1997
                                 ----------  ----------  ----------  ----------

Net sales                        $   230.4   $   304.5   $   675.1   $   825.4
                                 ----------  ----------  ----------  ----------
Costs, expenses and other:
  Cost of products sold              203.3       308.3       621.6       800.8
  Selling, general and
   administrative                     31.5        44.6        93.4       122.7
  Engineering and research             9.8        10.6        32.0        31.4
  Other operating expense
   (income), net (Note 4)             (9.2)        5.2       (24.3)       (5.0)
  Restructuring charges (Note 3)     100.4          -        107.8          -
                                 ----------  ----------  ----------  ----------

Operating income (loss)             (105.4)      (64.2)     (155.4)     (124.5)
Gain (loss) on asset sales, net         -          1.1         0.1         0.2
Interest expense                      (4.1)       (3.5)      (12.2)      (11.8)
Interest expense - related party      (9.6)       (3.6)      (21.0)       (9.2)
Interest income                        0.1          -          0.7         0.6
                                 ----------  ----------  ----------  ----------

Income (loss) before income taxes   (119.0)      (70.2)     (187.8)     (144.7)
Income taxes (credit)                  -          (1.0)         -         (1.0)
                                 ----------  ----------  ----------  ----------

Net income (loss)                $  (119.0)  $   (69.2)  $  (187.8)  $  (143.7)
                                 ==========  ==========  ==========  ==========

Net income (loss) per share of
common stock (Note 5)            $   (1.76)  $   (1.04)  $   (2.78)  $   (2.16)
                                 ==========  ==========  ==========  ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION
                         ------------------------------
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
                                 In Millions



                                        Sept. 26,   December 31,  Sept. 27,
                                          1998         1997         1997
                                        --------   ------------   --------
ASSETS
------
Current assets:
  Cash                                  $     -     $     -       $     -
  Receivables, net of allowance for
   doubtful accounts of $36.3, $--
   and $--, respectively (Note 6)          143.4        21.7          17.1
  Inventories (Note 7)                     164.8       165.5         275.4
  Transferor certificates                     -         99.7         102.4
  Other                                     14.5        26.3          29.0
                                         --------   ------------   --------
    Total current assets                   322.7       313.2         423.9

Property, plant and equipment, net         155.1       171.1         243.5
Receivable from related party (Note 8)      21.3          -             -
Other                                        5.3        43.4          39.9
                                         --------   ------------   --------
     Total assets                       $  504.4    $  527.7      $  707.3
                                         ========   ============   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term debt (Note 8)              $  107.8     $  72.0      $   25.0
  Short-term debt with related
   party (Note 8)                          192.1          -             -
  Current portion of long-term
   debt (Note 8)                             5.8        15.3          14.7
  Accounts payable                          87.8        92.9         119.1
  Accounts payable with related
   party (Note 9)                          134.9       144.3         140.2
  Income taxes payable                       0.6         0.7           0.8
  Accrued expenses                         143.4       141.7         172.3
                                        --------   ------------   --------
    Total current liabilities              672.4       466.9         472.1

Long-term liabilities                         -          8.8           9.0
Long-term liabilities with related party    11.0         8.2            -
Long-term debt (Note 8)                     97.8       132.8         161.6

Stockholders' equity:
  Preferred stock                            -           -             -
  Common stock                              67.6        67.1          67.1
  Additional paid-in capital               506.8       507.3         505.2
  Retained earnings (deficit)             (849.5)     (661.7)       (506.0)
  Treasury stock                            (1.7)       (1.7)         (1.7)
                                        --------   ------------   --------
    Total stockholders' equity            (276.8)      (89.0)         64.6
                                        --------   ------------   --------
     Total liabilities and
      stockholders' equity              $  504.4    $  527.7      $  707.3
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

                                                   Increase (Decrease) in Cash
                                                          Nine Months Ended
                                                   ---------------------------
                                                      Sept. 26,     Sept. 27,
                                                        1998           1997
                                                    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                  $(187.8)       $(143.7)
  Adjustments to reconcile net income (loss) to
   net cash used by operations:
    Depreciation                                        24.4           26.4
    Employee retirement plan contribution made
     in stock                                             -             4.9
    Other                                               (1.8)          (0.2)
    Gain on asset sales, net                            (0.1)          (0.2)
    Non-cash restructuring charges                      95.4             -
    Changes in assets and liabilities:
      Current accounts                                 (18.3)          37.5
      Other assets                                       3.0            1.4
      Other liabilities                                  3.1             -
                                                    -----------    -----------
  Net cash used by operating activities                (82.1)         (73.9)
                                                    -----------    -----------

Cash flows from investing activities:
  Capital additions                                     (6.4)         (68.0)
  Proceeds from asset sales                             36.2          161.8
  Distribution of investor certificates                (41.0)          (5.0)
                                                    -----------    -----------
  Net cash provided (used) by investing activities     (11.2)          88.8
                                                    -----------    -----------
Cash flows from financing activities:
  Short-term borrowings, net                           137.8          (22.0)
  Proceeds from issuance of long-term debt                -            45.0
  Proceeds from issuance of common stock, net             -             1.3
  Principal payments on long-term debt                 (44.5)         (39.2)
                                                    -----------    -----------
  Net cash provided (used) by financing activities      93.3          (14.9)
                                                    -----------    -----------

Increase (decrease) in cash                               -              -
Cash at beginning of period                               -              -
                                                    -----------    -----------
Cash at end of period                               $     -        $     -
                                                    ===========    ===========

Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net                                   $(121.7)       $ 191.2
  Transferor certificates                              110.7         (167.4)
  Income taxes, net                                     (0.1)          (0.5)
  Inventories                                            0.7          (19.7)
  Other assets                                           6.8          (12.4)
  Accounts payable and accrued expenses                (14.7)          46.3
                                                    -----------    -----------
    Net change in current accounts                   $ (18.3)      $   37.5
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
    Interest                                         $  28.4       $   18.9
    Income taxes                                        (0.8)          (8.1)

  Non-cash activity:
    Asset and additional paid-in capital recorded
     related to guarantee fee                        $    -        $   39.7
    Liability recorded related to deferred gain on
     sale leaseback                                       -            10.2

See accompanying Notes to Condensed Consolidated Financial Statements.

                       Zenith Electronics Corporation
                       ------------------------------
      Notes to Condensed Consolidated Financial Statements (Unaudited)
     ------------------------------------------------------------------

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

Note Two - Subsequent events
	Subsequent to September 26, 1998, the company announced plans to close its Melrose Park, Illinois, color picture tube plant in December 1998. This decision is consistent with the company's restructuring plan announced earlier this year, which disclosed plans to sell or close the plant by the end of 1998 unless operations improved considerably. Costs associated with the plant closure are included in the potential 1998 restructuring and reorganization charges discussed in "Note Three - Restructuring charges".
	Subsequent to September 26, 1998, the company completed the sale of its headquarters building in Glenview, Illinois. As a result of the sale, the company's fourth-quarter financial statements will reflect a significant gain on the sale of the building.

Note Three - Restructuring charges
	During the first nine months of 1998, the company recorded
$107.8 million of restructuring charges. Of this total amount, $100.4 million was recorded during the third quarter of 1998 and related to (i) a $68.8 million loss on the termination of the company's leveraged lease
(as discussed in "Note Eight - Short-term debt and credit arrangements; Long-term debt") , (ii) $32.3 million of deferred charges (bank, attorney and guarantee fees) that were written off (as discussed in "Note Six - Receivables" and "Note Eight - Short-term debt and credit arrangements; Long-term debt"), (iii) accelerated amortization of the remaining deferred gain ($9.1 million) related to the 1997 sale of the assets into the leveraged lease (as discussed in "Note Eight - Short-term debt and credit arrangements; Long-term debt"), (iv) $7.0 million of professional fees (associated with work performed by outside consultants to support the development of the operational and financial restructuring plans and the pre-packaged plan of reorganization) and financing charges (relative to amending the Citicorp credit agreement), and (v) $1.4 million of other charges, related primarily to the company's exiting of its analog set-top box product line.
	A summary of the restructuring charges for the first nine months of 1998 is as follows:

                              Restructuring                       Restructuring
                               Charges at      Asset      Cash      Reserve at
                                Inception     Writeoff   Payment      9/26/98
                              -------------  ---------  ---------  ------------
Loss on termination of
  leveraged lease                $ 68.8      $ (68.8)    $    -       $   -
Deferred finance charges           32.3        (32.3)         -           -
Accelerated amortization of
  deferred gain                    (9.1)         9.1          -           -
Professional fees and
  financing charges                11.6         (1.5)       (9.5)        0.6
Severance costs                     1.4           -         (0.9)        0.5
Other                               2.8         (1.9)       (0.3)        0.6
                              -------------  ---------  ---------  ------------
Total restructuring charges      $107.8      $ (95.4)    $ (10.7)     $  1.7
                              =============  =========  =========  ============

	On August 10, 1998, the company filed a Registration Statement on Form S-4 which contains information relating to the company's proposed financial and operational restructuring plans along with information regarding a pre-packaged plan of reorganization. The Registration Statement discusses potential 1998 restructuring, reorganization and special one-time charges that are projected to be approximately $242 million for the full year. The $242 million of potential restructuring, reorganization and special one-time charges are composed of (i) non-cash asset impairments ($70 million), (ii) the non-cash loss on termination of a lease ($69 million) which was recorded in the third quarter and is shown above, (iii) severance and costs for staff reductions ($47 million), (iv) plant closure and business exit costs ($18 million), (v) professional fees ($17 million) (vi) non-cash inventory writedowns ($9 million) and (vii) other costs associated with the restructuring effort. The 1998 restructuring and reorganization charges are partially offset by a potential extraordinary gain on debt retirement of approximately $64 million.

Note Four - Other operating expense (income)
	Royalty income accrued in relation to tuning system patents was $7.7 million and $20.4 million for the three and nine months ended September 26, 1998, respectively, and $5.7 million and $16.9 million for the three and nine months ended September 27, 1997, respectively.
These amounts are included in other operating expense (income).
	During the third quarter of 1997, the company recorded a charge of $10.0 million related to the impairment of certain long-lived assets to be disposed of. The charge related primarily to (i) assets that were sold or scrapped as a result of the company's decision to phase out of its printed circuit board operation, (ii) assets were sold or scrapped as a result of the company's decision not to develop the proposed large-screen picture tube plant in Woodridge, Illinois, and (iii) a building in Canada that was sold in December 1997. The amount of the charge is included in other operating expense (income).

Note Five - Earnings per share
	In accordance with Statement of Financial Accounting
Standards No. 128, "Earnings Per Share", the company computed earnings per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per share, assuming conversion of the 6-1/4 percent convertible subordinated debentures and outstanding stock options are not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 67.5 million for both the three and nine months ended September 26, 1998, and 66.6 million and 66.5 million for the three and nine months ended September 27, 1997, respectively.

Note Six - Receivables
	During the third quarter of 1998, the company's trade receivables securitization (which was provided through a Citicorp commercial paper conduit) was terminated. As a result, the company's third quarter financial statements reflect the following: (i) receivables are no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) do not exist, and (ii) a non-cash restructuring charge of $3.9 million was made to write-off deferred charges (bank, attorney and guarantee fees) related to the receivable securitization.

Note Seven - Inventories
  Inventories consisted of the following (in millions):

                                      Sept. 26,    December 31,    Sept. 27,
                                        1998          1997            1997
                                     ----------   ------------    ----------
Raw materials and work-in-process    $   71.2       $   96.9      $  144.6
Finished goods                           93.6           68.6         130.8
                                     ----------    -----------    ----------
Total inventories                    $  164.8       $  165.5      $  275.4
                                     ==========    ===========    ==========

Note Eight - Short-term debt and credit arrangements; Long-term debt
	In January 1998, the company redeemed its 8.5 percent Senior Subordinated Convertible Debentures due January 2001. There was
$0.5 million principal amount of such debentures outstanding and the redemption price of such debentures was 104 percent of such principal amount plus accrued interest through the redemption date. The loss on extinguishment of this debt was not material.
	Between November 1997 and February 1998 the company entered into a series of financing transactions designed to enhance the company's liquidity and financial flexibility. The company obtained a total of $110 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of America ($30 million), First Chicago NBD ($30 million), Societe Generale ($20 million) and Credit Agricole ($30 million). The credit lines are guaranteed by LG
Electronics Inc. ("LGE") for which LGE is entitled to receive a fee in an amount up to 2 percent of the outstanding amount of the loans. As of September 26, 1998, only the Credit Agricole loan remains outstanding, in the amount of $30.0 million. During the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities and the company is obligated to LGE for these payments plus interest. The company's obligations to LGE are secured by a second lien on certain assets of the company.
	In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million.
As of September 26, 1998, $30.0 million was outstanding under the facility. See Note Nine for further discussion.
	During the third quarter of 1998, the company's existing
Citicorp credit facility (initially composed of a $45.0 million amortizing term loan and a $65.0 million revolving credit line) was amended and restated. The amended Citibank credit facility provides for up to $125 million of revolving loans, subject to borrowing base restrictions. The revolving loans must be repaid on or before the earlier of (a) the company's court filing for a pre-packaged plan of reorganization or (b) December 31, 1998. In addition, the company is required to make repayments: (i) to the extent of the excess of borrowings over the borrowing base and (ii) with the proceeds of most sales of capital stock or assets. The obligations of the company under the amended Citibank credit facility are secured by certain of the company's assets. The amended Citibank credit facility requires the company, among other things, to meet certain financial tests regarding the amount of tuner patent royalties and the average outstanding payable to LGE for products purchased in the ordinary course of business. The facility also contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments, engage in transactions with affiliates, liquidate, sell assets or engage in mergers. Interest on borrowings is based on market rates.
	In April 1997, the company entered into a sale-leaseback transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and Juarez, Mexico, facilities. The company's payment obligations, along with certain other items under the lease agreement were fully guaranteed by LGE. In July 1998, LGE made payment under the guarantees of the leases in the amount of $90.1 million under a negotiated settlement with the lessor. As a result, the company's third quarter financial statements reflect a $90.1 million current liability to LGE (included in "Short-term debt with related party" on the balance sheet), a $21.3 million Other Receivable from LGE, and a loss on termination of the lease of $68.8 million. The receivable from LGE represents the fair value of the manufacturing equipment receivable from LGE as a result of their performance under the terms of the guarantee and negotiated settlement with the lessor. In addition, the financial statements reflect a non-cash restructuring charge of $28.3 million to write-off deferred charges
(bank, attorney and guarantee fees) related to the lease, offset by a non-cash restructuring gain of $9.1 million which represents the accelerated amortization of the deferred gain on the 1997 sale of the assets into the lease.

Note Nine- Related party
	In November 1995, a change in control of the company occurred, in which LGE and an affiliate purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of September 26, 1998, LGE "beneficially" owned 36,569,000 shares of common stock of the company which represents 54.2 percent of the outstanding common stock. Because LGE owns a majority of the issued and outstanding common stock, it effectively controls the outcome of any matter requiring action by a majority of the company's stockholders, including the election of a majority of the company's directors and any future change in control of the company.
	On August 7, 1998, the company entered into a restructuring agreement with LGE which sets forth the terms and conditions pursuant to which LGE has agreed to participate in and assist the company with its proposed financial and operational restructuring plans. The agreement is listed as exhibit 10 under "Item 6. Exhibits and Reports on Form 8-K".
	LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during the three and nine months ended September 26, 1998 and September 27, 1997.
	Product purchases: In the ordinary course of business, the company purchases VCRs, TV-VCR combinations and components from LGE and its affiliates. The company purchased $11.6 million and $34.7 million of these items during the three and nine months ended September 26, 1998, and $38.1 million and $64.8 million during the three and nine months ended September 27, 1997, respectively. Sales of products purchased from LGE and its affiliates contributed $11.2 million and $46.5 million to sales during the three and nine months ended September 26, 1998, respectively, and $31.7 million and $75.5 million to sales during the three and nine months ended September 27, 1997, respectively.
	Product and other sales: The company sells TVs, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates. Sales by the company to LGE and its affiliates were $8.2 million and $30.7 million during the three and nine months ended September 26, 1998, respectively, and $18.6 million and $32.0 million during the three and nine months ended September 27, 1997, respectively.
	Other Items: In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. The term of the facility is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after December 31, 1998 (as amended). Repayment is due in full at the end of the term. The first such borrowing occurred in May 1998, and as of September 26, 1998, $30.0 million was outstanding under the facility.
The facility is secured by a second lien on certain of the company's assets, including its VSB technology and is subject to certain terms and conditions.
	Accounts payable included $134.9 million and $140.2 million to LGE and its affiliates as of September 26, 1998 and September 27, 1997, respectively. In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payables arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended payables was $134.0 million and $133.5 million as of September 26, 1998 and September 27, 1997, respectively. The company is charged interest on the extended period at rates reflecting then - current market conditions in Korea.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

	The company's third-quarter net loss, excluding restructuring and asset impairment charges, was $18.6 million in 1998 compared to $59.2 million a year ago. Including a $100.4 million restructuring charge, the company reported a third-quarter net loss of $119.0 million or $1.76 per share. In the 1997 third quarter, including a $10 million asset impairment charge, the company reported a net loss of $69.2 million or $1.04
	The third-quarter 1998 restructuring charge related to (i) a $68.8 million loss on the termination of the company's leveraged lease, (ii)
$32.3 million of deferred charges (bank, attorney and guarantee fees) that were written off, (iii) accelerated amortization of the remaining deferred gain ($9.1 million) related to the 1997 sale of the assets into the leveraged lease, (iv) $7.0 million of professional fees (associated with work performed by outside consultants to support the development of the operational and financial restructuring plans and the pre-packaged plan of reorganization) and financing charges (relative to amending the Citicorp credit agreement), and (v) $1.4 million of other charges, related primarily to the company's exiting of its analog set-top box product line.
	Total third-quarter sales were $230.4 million in 1998 compared with $304.5 million in 1997. Consumer electronics sales declined in the 1998 quarter compared with the same period last year, driven largely by planned sales reductions in lower-margin color TV products and a change in distribution strategy whereby certain VCRs are sold directly from the manufacturer (LGE) rather than through the company's direct sales organization. The company receives a royalty for these sales.
Sales of Network Systems products increased significantly in the third quarter of 1998 compared with a year ago due to shipments of digital set-top boxes.
	The company's 1998 third-quarter gross margin was $27.1 million compared to the prior year of $(3.8) million. This was primarily the result of (i) significant 1997 third-quarter excess and obsolete inventory charges, (ii) decreased 1998 third-quarter raw material costs,
(iii) lower depreciation expense in the 1998 third quarter (due to the asset impairment charges the company recorded in December 1997) and
(iv) large 1997 third-quarter losses in color picture tube operations which resulted from high operating costs and performance difficulties associated with new product start-up and new automated production processes.
	Selling, general and administrative expenses were $31.5 million in the third quarter of 1998, compared with $44.6 million in the previous year. The decrease was primarily caused by (i) the 1997 third quarter bad debt charge of $6.0 million related to a South American customer's receivable, (ii) lower advertising costs in the 1998 third quarter compared to the prior year and (iii) expense savings related to lower sales.
	Other operating expense (income) for the third quarter of 1998 includes $7.7 million of accrued royalty income from tuner patent licenses. This income was $5.7 million in the third quarter of 1997.
During the third quarter of 1997, the company recorded a charge of $10.0 million related to the impairment of certain long-lived assets to be disposed. The charge related primarily to (i) assets that were sold or scrapped as a result of the company's decision to phase out of its printed circuit board operation, (ii) assets were sold or scrapped as a result of the company's decision not to develop the proposed large-screen picture tube plant in Woodridge, Illinois, and (iii) a building in Canada that was sold in December 1997. The amount of the charge is included in other operating expense (income).
	Interest expense was $13.7 million in the third quarter of 1998, compared with $7.1 million in the previous year. The change resulted from higher funding requirements (at generally higher interest rates) for company operations and the company began accruing interest to LGE on the $90.1 million the company owes LGE for LGE's guarantee of the company's obligation under the sale-leaseback agreement.
	For the first nine months of 1998 the company reported a net loss of $187.8 million, or $2.78 per share, compared with a net loss of $143.7 million, or $2.16 per share for the first nine months of 1997. Nine-month sales were $675.1 million in 1998 compared with $825.4 million in 1997.
	On August 10, 1998, the company filed a Registration Statement on Form S-4 which contains information relating to the implementation of the company's proposed financial and operational restructuring plans along with information regarding a pre-packaged plan of reorganization.
The Registration Statement discusses potential 1998 restructuring and reorganization charges that are projected to be approximately $242 million for the full year. The $242 million of potential restructuring and reorganization charges are composed of (i) non-cash asset impairments
($70 million), (ii) the non-cash loss on termination of a lease ($69 million) which was recorded in the third quarter, (iii) severance and costs for staff reductions ($47 million), (iv) plant closure and business exit costs ($18 million), (v) professional fees ($17 million) (vi) non-cash inventory writedowns ($9 million) and (vii) other costs associated with the restructuring effort. The 1998 restructuring and reorganization charges are offset by a potential extraordinary gain on debt retirement of approximately $64 million.

Liquidity and Capital Resources

	During the nine months ended September 26, 1998, $82.1
million of cash was used by operating activities principally to fund $67.0 million of net losses from operations, as adjusted for $94.8 million of non-cash restructuring charges and $24.4 million of depreciation. In addition, $17.7 million of cash was used to fund the change in current accounts, which was principally composed of a $121.7 million increase in receivables and a $14.1 million decrease in accounts payable and accrued expenses, offset by a $110.7 million decrease in transferor certificates and a $6.8 million decrease in other assets The increase in receivables and the decrease in transferor certificates were mainly due to the receivable securitization agreement being terminated during the third quarter of 1998. As a result, receivables are no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) do not exist.
	During the nine months ended September 26, 1998, $11.2 million of cash was used by investing activities. This was composed of $30.0 million of cash received from the sale of receivables under the now terminated three-year trade receivables securitization and $6.2 million of cash received from the sale of certain property held for disposal, offset by $6.4 million of cash used for capital additions and $41.0 million used to pay off the investor certificates upon the termination of the terminated three-year trade receivables securitization. The capital additions during the first nine months of 1998 were significantly lower than the $68.0 million spent during the same period in 1997. The 1997 capital additions were the result of spending related to projects primarily in the color picture tube area, which included new automated production processes and the addition of new production lines for computer display tubes.
	During the nine months ended September 26, 1998, $93.3 million of cash was provided by financing activities. This was composed of $77.8 million of borrowings under the amended Citibank credit facility, $30.0 million of borrowings under the company's remaining unsecured and uncommitted credit agreement, $30.0 million of borrowings under the secured credit facility with LGE, offset by cash used to pay the current portion ($5.8 million) of the company's 6-1/4 percent convertible subordinated debentures due 2011, cash used to pay off the old term loan ($38.2 million) and cash used to redeem the company's 8.5 percent Senior Subordinated Convertible Debentures due January 2001 ($0.5 million).
	As of September 26, 1998, the company had $537.4 million of interest-bearing obligations which consisted of: (i) $134.0 million of extended-term payables with LGE, (ii) $103.5 million of 6-1/4 percent convertible subordinated debentures due 2011 (the current portion of which is $5.8 million), (iii) $30.0 million currently payable under the remaining unsecured and uncommitted credit facilities, (iv) $77.8 million currently payable under a Credit Agreement with Citicorp, (v) $30.0 million outstanding under a secured credit facility with LGE, (vi) $90.1 million owed to LGE as a result of LGE's payment under the guarantees of the leveraged leases and (vii) $72.0 million owed to LGE as a result of LGE's payments under demands against guarantees on the unsecured and uncommitted credit facilities.
	Between November 1997 and February 1998, the company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through lines of credit with Bank of America ($30.0 million), First Chicago NBD ($30.0 million), Societe Generale ($20.0 million) and Credit Agricole ($30.0 million). The credit lines are guaranteed by LGE for which LGE is entitled to receive a fee in an amount up to 2 percent of the outstanding amount of the loans. The company granted liens in favor of LGE on the capital stock of the company's domestic subsidiaries, on the company's intellectual property (other than tuning patents, tuning patent royalties and related license agreements) and certain other company assets to secure the guaranties of LGE for borrowings under these credit lines. As of September 26, 1998, only the Credit Agricole loan remains outstanding, in the amount of $30.0 million. During the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities and the company is obligated to LGE for these payments plus interest.
	In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million.
The term of the facility is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after December
31, 1998 (as amended). Repayment is due in full at the end of the term. The first such borrowing occurred in May 1998, and as of September 26, 1998, $30.0 million was outstanding under the facility. The facility is secured by liens on certain of the company's assets and is subject to certain terms and conditions.
	During the third quarter of 1998, the company's existing
Citicorp credit facility (initially composed of a $45.0 amortizing million term loan and a $65.0 million revolving credit line) was amended and restated. The amended Citibank credit facility provides for up to $125.0 million of revolving loans, subject to borrowing base restrictions. The revolving loans must be repaid on or before the earlier of (a) the company's court filing for a pre-packaged plan of reorganization or (b) December 31, 1998. (See "Note Eight - Short-term debt and credit arrangements; Long-term debt" for additional discussion of the amended credit facility.) The company is in discussions with lenders regarding debtor-in-possession financing to cover the period during the court proceeding related to the pre-packaged plan of reorganization and a new credit facility to cover the period following consummation of the prepackaged plan. In addition, pursuant to a restructuring agreement between the company and LGE and subject to certain conditions, LGE has agreed to provide additional credit support. LGE's obligation to provide such financing is subject to the conditions set forth in a restructuring agreement (see exhibit 10 under "Item 6. Exhibits and Reports on Form 8-K").
	In April 1997, the company entered into a sale-leaseback transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and Juarez, Mexico, facilities. The company's payment obligations, along with certain other items under the lease agreement were fully guaranteed by LGE. In July 1998, LGE made payment under the guarantees of the lease in the amount of $90.1 million as a result of a demand made under the guarantees by the lessor.
	Following the filing of the 1997 Form 10-K, the New York
Stock Exchange ("NYSE") contacted the company regarding the continuing listing status of its common stock. On May 21, 1998, the company announced the terms of the financial restructuring, and on May
22, 1998, the NYSE suspended trading of the common stock. The common stock has traded in the over-the-counter market since that time.

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

Readiness for the Year 2000

	The company is employing a combination of internal resources and outside consultants to coordinate and implement its Year 2000
Readiness initiatives.  The company has established a company-wide
Year 2000 Task Force, led by the company's technology group, with representation from its major business segments, to evaluate and address Year 2000 issues. The Year 2000 Task Force's responsibilities include, without limitation, (i) conducting an evaluation of the company's computer-based systems, facilities and products (and those of dealers, vendors and other third-parties with which the company does business) to determine their Year 2000 Readiness, (ii) coordinating the replacement and/or upgrade of non-compliant systems, as necessary, (iii) promoting the company-wide awareness of Year 2000 issues through education and training, and (iv) developing, and overseeing the implementation of all of the company's other Year 2000 Readiness initiatives.
	The company has completed its evaluation of its computer-based systems, facilities and products to determine whether they are "Year 2000 Ready." The company has identified certain information and computer systems that are not Year 2000 Ready and is in the process of purchasing software and hardware upgrades and replacements for these systems. The company anticipates that each of these upgrades and replacements will be implemented prior to the Year 2000. Additionally, the company believes that its material non-information technology systems will be Year 2000 Ready prior to the Year 2000. The company believes that most of its currently manufactured products are Year 2000 Ready. The company has sent Year 2000 Readiness Questionnaires to its existing key vendors and suppliers to assess the Year 2000 Readiness of their systems and products. The responses to these Questionnaires have indicated that the company's vendors or suppliers are addressing their Year 2000 issues and expect to be Year 2000 Ready by the Year
2000. At this time, and based on the company's current implementation plan, the company does not believe that its Year 2000 related issues will have a material adverse effect on the company's business. As a result, no contingency plan has been deemed to be necessary at this time.
	In connection with the company's proposed operational restructuring, the company plans to discontinue substantially all of its manufacturing operations and to outsource substantially all components and products. The company believes its principal exposure to Year 2000 risks are related to the ability of its vendors to provide the company with Year 2000 Ready components and products and to assure that such vendors otherwise are Year 2000 Ready so that they are able to provide the company with components and products in a timely manner. The company has not yet concluded which vendors it will rely upon following completion of the operational restructuring. The company is aware, however, that Year 2000 issues may exist with respect to vendors with which it has or will have a material relationship, and Year 2000 Readiness will be a material consideration in the company's selection of, and contract negotiations with, such third-party vendors.
	Prior to 1998, the company spent in the aggregate approximately $1.8 million on software and hardware upgrades and replacements and approximately $200,000 in other costs (i.e., labor, consulting fees and other expenses) in connection with Year 2000 Readiness. The company has budgeted a total of $2 million for 1998 (approximately $400,000 for software and hardware upgrades and approximately $1.6 million for other costs) and $2.1 million for 1999 (approximately $1 million for software and hardware upgrades and approximately $1.1 million for other expenses) with respect to Year 2000 readiness. Most of the costs incurred by the company in addressing Year 2000 Readiness are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The company continues to evaluate the estimated costs associated with its Year 2000 Readiness efforts. While the Year 2000 transition efforts may involve costs in addition to those currently budgeted or anticipated to be budgeted, at this time, the company has not yet determined the full costs of the modifications that may be necessary to address all Year 2000 issues.
	While the company is working to achieve Year 2000 Readiness, there can be no assurance that it will successfully achieve all of its goals.



                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

	WVP Income III, LP has brought a legal action in the federal court for the Northern District of California under RCRA, CERCLA and several state causes of action, asserting that the company caused contamination on property owned by the plaintiff in Menlo Park, California. A wholly-owned subsidiary of the company, Zenith Radio Research Corporation, purchased the Menlo Park facility newly constructed in 1959. The subsidiary ceased operations at the facility in 1972 and the property was sold in 1974. Following the company's sale of the property, the primary occupant was Raychem Corporation, from approximately 1976 until 1993. Plaintiff's lawsuit has named the company and Raychem as defendants. No work plan has yet been adopted and no estimates on the cost to cleanup the property have yet been provided to the company. The company has notified its insurance carriers of the claim.
	During the three months ended September 26, 1998, no other reportable events or material developments occurred regarding the legal proceedings of the company that would need to be reported.


Item 2.  Changes in Securities

	(b) The company's credit facility prohibits dividend payments on the company's common stock and preferred stock, if issued, and prohibits the redemption or repurchase of capital stock.


Item 5.  Other Information

	On August 10, 1998, the company filed a Registration Statement on Form S-4 which contains information relating to the company's proposed financial and operational restructuring plans along with information regarding a pre-packaged plan of reorganization. The Securities and Exchange Commission review and response processes to make the filing of the Form S-4 Registration Statement effective are underway.


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

(10)	Restructuring Agreement, dated August 7, 1998, between Zenith
Electronics Corporation and LG Electronics 	Inc. (incorporated by
reference to Exhibit (10ah) to the company's Form S-4 Registration
Statement as filed with 	the Securities and Exchange Commission on
August 10, 1998)

(27) 	Financial Data Schedule for the nine months ended September
26, 1998

(b)  Reports on Form 8-K:

	None


                               SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ZENITH ELECTRONICS CORPORATION
(Registrant)

Date:	November 3, 1998



By:	/s/  Edward J. McNulty
  --------------------------
	Edward J. McNulty
	Chief Financial Officer
	(Principal Financial Officer)



By:	/s/  Lawrence D. Panozzo
  --------------------------
	Lawrence D. Panozzo
	Director of Corporate Accounting and Planning
	(Principal Accounting Officer)