Form 10-K405
period 1998-12-31
ZENITH ELECTRONICS CORP
filed 1999-04-01
CIK 109265

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

 For the Fiscal Year Ended December           Commission File Number 1-4115
              31, 1998

                        Zenith Electronics Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                                 36-1996520
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

  1000 Milwaukee Avenue, Glenview,                     60025-2493
              Illinois                                 (Zip code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code (847) 391-7000

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
     -------------------        -----------------------------------------
   Common Stock, $1 par
    value, and associated
    purchase rights....... Over-The-Counter Market
                           Basel, Geneva and Zurich, Switzerland Stock Exchange

   6 1/4% Convertible
    Subordinated
    Debentures, due 2011.. Over-The-Counter Market

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of the registrant's Common Stock held by non-affiliates based on the Over-The-Counter Market closing price on February 28, 1999, was $7,739,112.

  As of February 28, 1999, there were 67,525,447 shares of Common Stock, par value $1 per share outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The company was founded in 1918. The company's current operations include the design, development, manufacturing and marketing of video products, (including color television sets and other consumer products) along with parts and accessories for such products. These products, along with purchased VCRs and accessories, are sold principally to retail dealers in the United States and to retail dealers and wholesale distributors in other countries. The company also sells directly to buying groups, private label customers and customers in the lodging, health care and rent-to-own industries. The company also produces video products that are produced for and sold to other manufacturers and Network Systems products which include digital and analog set-top boxes and cable modems, interactive television and data communication products which are sold primarily to cable television operators, telecommunications companies and other commercial users of these products in the United States and abroad.

  The company has incurred losses in all but one of the years since 1985, and is currently experiencing severe financial difficulties. The company's projected cash flows for 1998 and future years were insufficient to meet all of the company's working capital requirements, cash debt service obligations and capital expenditures. As a result, during the first quarter of fiscal 1998, management developed and began implementing an operational restructuring to enhance the long-term viability of the company by reducing production costs and concentrating on areas in which the company believes it can operate profitably. Pursuant to the operational restructuring, the company intends to become a sales, distribution and technology company by discontinuing and disposing of substantially all of its manufacturing operations, outsourcing substantially all components and products beginning with the 1999 product line, selling certain other assets such as warehouses and equipment and focusing on the development of its distribution channels, technologies, patent rights, parts and service operations and accessory business.

  In November 1995, a change in control of the company occurred, in which LG Electronics Inc. and LG Semicon Company, Ltd., corporations organized under the laws of the Republic of Korea ("LGE"), purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of December 31, 1998, LGE owned 36,569,000 shares, excluding vested but unexercised options, of common stock of the company, which represents 54.2 percent of the outstanding common stock.

  On August 10, 1998, the company filed a Registration Statement on Form S-4 which contains information relating to the company's proposed financial and operational restructuring plans along with information regarding a prepackaged plan of reorganization. The Securities and Exchange Commission review and response processes to make the filing of the Form S-4 Registration Statement effective are underway. See the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

Raw Materials

  Many materials, such as copper, plastic, steel, wood, glass, aluminum and zinc, are essential to the business. Adequate sources of supply exist for these materials. The direct importance of the items to the business will lessen as the company implements its operational restructuring, pursuant to which it will discontinue substantially all manufacturing operations.

Patents

  The company holds many patents and is licensed under a number of patents which are of importance to its business. The company has patents and patent applications for numerous digital high-definition television ("HDTV") and digital television related inventions. To the extent these inventions are incorporated into the HDTV standard adopted by the Federal Communications Commission, the company expects to receive royalties from these patents, although the company does not currently have license agreements in place for this technology. In addition, royalties have been and may be received from these patents for non-HDTV applications as well. Major manufacturers of television sets and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuner system patents. Based on 1998 U.S. industry unit sales levels and technology, more than $25 million royalty income is expected for each of the years 1998-2002 and $14 million in 2003, when the last of these patents expire. The loss of any substantial portion of the company's patent royalties would have a material adverse effect on the company's business, financial condition, results of operations, ability to implement the operational restructuring and ability to meet its creditor obligations.

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

Major Customers

  Sales to a single customer, Circuit City Stores, Inc., amounted to $131.2 million (13 percent) in 1998, $138.6 million (12 percent) in 1997, and $187.2 million (15 percent) in 1996. Sales to a second customer, Sears, Roebuck and Company, accounted for $102.7 million (10 percent) in 1998, $132.4 million (11 percent) in 1997 and $140.9 million (11 percent) in 1996. No other customer accounted for 10 percent or more of net sales.

Competitive Conditions

  Competitive factors in North America include price, performance, quality, brand strength and reputation, variety of products and features offered, marketing and sales capabilities, manufacturing costs, and service and support. The company believes it competes well with respect to each of these factors.

  The company's major product areas, including the color television market, are highly competitive. The company's major competitors are significantly larger, 100 percent foreign-owned companies, generally with greater worldwide television volume and overall resources. In efforts to increase market share or achieve higher production volumes, the company's major competitors have aggressively lowered their selling prices in the past several years.

Research and Development

  During 1998, expenditures for company-sponsored research and engineering relating to new products and services and to improvements of existing products and services were $39.1 million compared to $42.9 million in 1997 and $46.7 million in 1996.

Environmental Matters

  Compliance with federal, state and local environmental protection provisions is not expected to have a material effect on capital expenditures, earnings or the competitive position of the company. Further information regarding environmental compliance is set forth under Item 3 of this report.

Employees

  At December 31, 1998, the company employed approximately 6,800 people, of whom approximately 4,025 were hourly workers covered by collective bargaining agreements. At December 31, 1997, the company employed approximately 11,400 people, of whom approximately 7,800 were hourly workers covered by collective bargaining agreements. The decrease in the number of employees as of December 31, 1998, is primarily the result of the company beginning to implement its operational restructuring.

  At December 31, 1998, approximately 1,650 of the company's employees were located in the Chicago, Illinois, area, of whom approximately 800 were represented by unions. Approximately 4,950 of the company's employees were located in Mexico, of whom approximately 3,225 were represented by unions. Mexican labor contracts expire every two years and wages are renegotiated annually or more frequently under rapid devaluation or high inflation periods. The company believes that it has good relations with its employees.

Financial Information about Foreign and Domestic Operations and Export Sales

  Information regarding foreign operations is included in Note Nine to the company's consolidated financial statements. Export sales are less than 10 percent of consolidated net sales.

  During 1998, the company's product lines were dependent on the operations of the company's manufacturing and assembly facilities located in Mexico.

THE OPERATIONAL RESTRUCTURING

  Under the operational restructuring, the company intends to transform itself from an integrated manufacturer and distributor of consumer electronics products into a sales, distribution and technology company. The operational restructuring requires that the company close and dispose of all, or substantially all, of its manufacturing facilities and outsource all, or substantially all, product lines beginning with the 1999 model year.

Closing Manufacturing Operations and Disposition of Assets

  The company ceased production in its Melrose Park manufacturing facility in March 1999, and is currently in the process of decommissioning this facility. The company has entered into two agreements with Philips Electronics North American Corporation ("Philips"). One is for the sale of certain manufacturing equipment located at the company's Melrose Park facility, and the second is for the purchase by the company of color picture tubes. Philips will provide credits against the picture tubes purchase over a three-year period in exchange for (i) the manufacturing equipment and (ii) the company's entering into the contract to purchase the picture tubes. The expected credits range from $17.2 to $23.9 million depending upon the picture tube volume required by the company and/or its contract manufacturers. The volume of purchases is dependent upon customer demand and sales volumes. The company shall have no right to use the credits after the expiration or termination of the purchase agreement.

  A substantial portion of the equipment purchased by Philips was owned, under a leveraged lease, by an owner trust controlled by LGE as a result of LGE's payment under its guarantees of the company's obligations under the lease. The company purchased the equipment from the trust immediately prior to the sale to Philips in exchange for a substantial portion of the credits.

  The company's Glenview, Illinois headquarters building was sold to BRI/Glenview I in October 1998 for $23.3 million, and in February 1999, it sold its Matamoros, Mexico electron gun operation as an ongoing business to a third party for $4.4 million, less escrowed amounts.

  The company is currently marketing other portions of its operations, properties, equipment and inventories for sale as going concerns or as individual asset sales.

Outsourcing Contracts

  Between October and December 1998, the company entered into definitive supply agreements with vendors relating to significant portions of its 1999 model year requirements. These contracts cover console television sets, small and medium screen direct-view sets, TV/VCR combination sets and large screen projection television sets. The company has agreed to purchase direct-view television sets from Action Electronics Co., Ltd., Daewoo Electronics Company, Ltd. and from the company's facilities in Reynosa, Mexico which are to be transferred to LGE under the terms of the prepackaged plan. The company has contracted with Five Rivers Electronics Innovations, LLC for the manufacture and assembly of console television sets, which will incorporate picture tubes produced under agreements with Philips and Thomson Consumer Electronics and chassis assembled in the company's Reynosa, Mexico facility. Front and rear projection televisions and components will be purchased from several manufacturers, including Hitachi Home Electronics (America), Inc. and from the company's Reynosa facility. No minimum purchase volume is established under any of the contracts. The company has entered into supply agreements with Thomson and Philips for color picture tube requirements for the 1999 model year. Each of the color picture tube supply agreements requires that the seller supply a specific percentage of the company's requirements for medium screen color picture tubes. No definitive agreements concerning the company's 1999 model year requirements for HDTV products, front-projection televisions, VCRs or for some accessories and components have been completed. The company expects to purchase a majority of these products from LGE.

  The console television manufacturing agreement requires that the assembler manufacture and deliver Zenith-designed console televisions for delivery against firm purchase orders. The color picture tube manufacturing agreements require that the companies supply the majority of Zenith's picture tube requirements for the next three model years for 25 inch and 27 inch television set sizes, with additional requirements to provide 32 inch picture tubes in 2000 and 2001. The projection television agreement provides for the manufacture of high-end, high-featured large screen projection televisions.

  The following is a summary of the status of the operational restructuring with respect to each of the company's manufacturing facilities:

    Melrose Park, Illinois. The company's Melrose Park facility previously manufactured small and medium sized screen color picture tubes and CDTs. The company had previously announced its plans to close its color picture tube manufacturing operations in Melrose Park by the end of 1998 and ceased operations in March 1999. The limited workforce on hand is decommissioning the equipment and the facility. The company has sold a portion of the equipment housed at Melrose Park to Philips and began shipping that equipment during February 1999. The company continues to market the remaining equipment, and if it is unable to dispose of all remaining equipment, the company expects that the equipment will be scrapped. If the company is unable to sell the plant and real estate, the company expects that it will be obligated to undertake "moth balling" activities related to the site, including environmental remediation, as well as providing some level of ongoing maintenance and security. Inventory at Melrose Park currently consists primarily of tubes requiring rework, some of which may not be recoverable and which will be scrapped.

    Chihuahua, Chihuahua, Mexico. The company's Network Systems division products are produced at its Chihuahua facility, including digital set-top boxes for Americast, Sky Latin America, Sky New Zealand, NetSat and NDS. The company has discontinued its analog set-top box lines. In all cases, the company's contracts for these products are non-exclusive and the customer may secure products from multiple sources. The company is continuing to attempt to sell the Network Systems business, including the Chihuahua manufacturing operations, as an ongoing business.

    Matamoros, Tamaulipas, Mexico. As discussed above, the company sold the electron gun operations as an ongoing business to a third party in February 1999. The company expects that the balance of the equipment at this location will be liquidated or scrapped.

    Reynosa, Tamaulipas, Mexico. The company's Reynosa facility currently manufactures direct view television sets and chassis for console televisions. The company expects to transfer substantially all of the Reynosa facility to LGE pursuant to the prepackaged plan. The company is attempting to sell several excess properties in its Reynosa complex that are not scheduled to be transferred to LGE.

    Cd. Juarez, Chihuahua, Mexico. The company assembled console televisions and projection televisions at its Cd. Juarez facility, and previously manufactured projection television picture tubes at this facility. The company has begun to decommission the plant, sell certain assets and ceased its operations at the plant in February 1999. The company is providing some of the equipment used to produce console televisions to the company's outsource supplier to facilitate manufacture of products to the company's specifications. The company is seeking to sell the operations as an ongoing business. If unsuccessful, the company will seek to sell the equipment and the real estate as separate assets. If the company is not successful in selling all assets, unsold equipment will be liquidated or scrapped, and the facility will be "moth balled".


ITEM 2. PROPERTIES

  As of December 31, 1998, the company utilized a total of approximately 5.1 million square feet for manufacturing, warehousing, engineering and research, administration and distribution, as described below. As the company continues to implement its operational restructuring, the utilization of its properties will change accordingly.

                                                                   Square Feet
        Location                   Nature of Operation            (in millions)
        --------                   -------------------            -------------
 Domestic:
                         Five administration, production and           1.9
 Chicago, Illinois       warehousing facilities (approximately
  (including suburban    1.0 million square feet is leased by
  locations)             the company)

 Fort Worth, El Paso     Seven locations--warehouses/offices           0.8
  Brownsville and Dallas (all of which are leased by the
  Texas; Huntsville,     company)
  Alabama; Ontario and
  San Jose, California
 Foreign:
 Mexico                  Four locations with twelve                    2.4
                         manufacturing and warehouse buildings.
                         (One location was sold as of February
                         26, 1999, reducing the square footage
                         to 2.2 million as of that date.)

 Taiwan                  One purchasing office                         --
                                                                       ---
                             Total                                     5.1
                                                                       ===

  The company's facilities are suitable and adequate to meet current and anticipated requirements. Mortgages exist on domestic real property as collateral for certain of the company's financing agreements.

ITEM 3. LEGAL PROCEEDINGS

  Summarized below are the significant legal matters to which the company is a party. There is a range of possible outcomes for these matters. With the exception of the Funai and Vengrove matters discussed below, the company does not believe any of the following matters are reasonably likely to have a material adverse effect on the company. The company's belief is based on the amounts involved and the types of litigation.

Litigation

  In June 1998, Funai Electric Co., Ltd., a licensee of the company's tuner patents, filed suit against the company seeking a declaratory judgment that the company's tuner patents were invalid and unenforceable, or that the plaintiff's use of certain technologies in its current products did not infringe on the company's tuner patents. The complaint seeks the return of previously paid royalties. The plaintiff also sought a preliminary injunction precluding the company from terminating its licensing agreement and allowing it to pay future royalties into an escrow. The court has denied the plaintiff's request for a temporary restraining order against the company and has also denied plaintiff's motion for a preliminary injunction. The case was filed in the U.S. District Court in Los Angeles.

  In June 1998, the company's president and chief executive officer, its directors, and an affiliate of LGE were named as defendants in a suit filed by a shareholder in a state court in New Jersey entitled Vengrove v. Gannon, et al. In December 1998, the suit was amended to name the company, a former director and chief executive officer of the company, LGE, LG Semicon and LG Group as additional defendants. The suit alleges breach of fiduciary duties and violations of securities laws by the defendants arising out of certain alleged misstatements that "artificially inflated" the price of the common stock. The plaintiff seeks to be certified as a class representative and the suit designated as a class action. In addition to money damages, the suit also seeks to enjoin the defendants from commencing the prepackaged Chapter 11 case and proceeding with the cancellation of the common stock presently held by minority shareholders.

  In May 1997, the company's directors were named as defendants and the company was named as a nominal defendant in a stockholder derivative suit entitled Fisher v. Zenith Electronics Corporation. The suit alleges breach of fiduciary duties by the directors resulting from the issuance of stock options to LGE to purchase company stock for its support of certain of the company's financing transactions. The suit seeks to void the stock option grants and to recover unspecified damages and attorneys' fees from the directors and LGE. A second derivative suit entitled Lazar v. Zenith Electronics Corporation was also filed in May 1997, alleging identical claims of breach of fiduciary duties by the company's directors and requesting the identical relief as sought in the Fisher case. Both cases were filed in the Court of Chancery, New Castle County, Delaware. Both cases are currently inactive.

  Lawsuits against major computer and peripheral equipment manufacturers are pending in the U.S. District Court, Eastern District of New York, the U.S. District Court of New Jersey and the New York State courts, as well as other federal courts. These lawsuits seek several billion dollars in damages from various defendants for repetitive stress injuries claimed to have been caused by the use of word processor equipment. The company had been named as a defendant in twenty-seven of these cases which relate to keyboards allegedly manufactured or designed by the company for its former subsidiary, Zenith Data Systems Corporation, which the company sold in 1989. Of the twenty-seven cases originally filed, only two remain pending against the company. The company believes it has meritorious defenses to these cases. All the other cases have been dismissed without payment of any damages by the company.

Environmental Litigation

  WVP Income III, LP has brought a legal action in the federal court for the Northern District of California under the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and several state causes of action, asserting that the company caused contamination on property owned by the plaintiff in Menlo Park, California. A wholly-owned subsidiary of the Company, Zenith Radio Research Corporation, purchased the Menlo Park facility newly constructed in 1959. The subsidiary ceased operations at the facility in 1972, and the property was sold in 1974. Following the company's sale of the property, the primary occupant was Raychem Corporation from approximately 1976 until 1993. Plaintiff's lawsuit has named the company and Raychem as defendants. No work plan has yet been adopted and no estimates on the cost to clean up the property have yet been provided to the company. The company has notified its insurance carriers of the claim.

  The company has been named as one of several dozen defendants in a tort suit filed on behalf of several hundred plaintiffs. The suit alleges exposure to various chemicals linked to a former television manufacturing plant in Texas. The case entitled Aaron v. Akzo et al., No. D-0157586, 136th Judicial District Court, Jefferson City, Texas, was filed on November 30, 1997. The case is in the early stages of discovery.

Environmental Matters

  The company and/or one of its subsidiaries are currently named either as Potentially Responsible Parties ("PRPs") or 3rd party defendants under CERCLA, as an alleged generator of hazardous waste disposed of at eight contaminated sites in the United States. These are: the Rocky Flats Industrial Park Superfund Site in

Jefferson County, Colorado, the Liquid Dynamics Superfund Site in Chicago, Illinois, the Midwest Solvent Recovery Superfund Sites in Gary, Indiana, the Galaxy/Spectron, Inc. Superfund Site in Elkton, Maryland, the Master Metals Superfund Site in Cleveland, Ohio, the Fisher-Calo Superfund Site in Kingsbury, Indiana, the North Penn Area 7 Superfund Site in Lansdale, Pennsylvania and the Boarhead Farms Superfund Site in Bridgeton Township, Pennsylvania.

  Based on information available to the company at this time, the company believes its share of liability at each of these sites (other than North Penn & Boarhead) will not be material. At the North Penn and Boarhead sites, no cost estimates are available nor has liability been imposed. The company has finalized a Consent Decree with the United States of America regarding the Moyer Landfill matter in Collegeville, Pennsylvania. Under the Consent Decree, the company has resolved its alleged liability for hazardous wastes disposed of at Moyer Landfill and payment has been made for $300,000.

  In a letter dated August 13, 1997, the United States Environmental Protection Agency ("US EPA") gave notice to Zenco de Chihuahua and, subsequently, Zenith Electronics Corporation of Texas, wholly-owned subsidiaries of the company, of their alleged liability as PRPs at the Rocky Flats Industrial Park Superfund Site under CERCLA. The US EPA issued an order to perform a "Non-Time Critical Removal" and established the framework for an investigation. The total cost to perform the investigation is currently estimated not to exceed $850,000 of which the company paid $85,000 in 1998. In the event the investigation costs exceed $850,000, the company may be required to contribute an additional sum equal to 10% of such excess costs. No allocation has been established for future response costs. In addition, the liability for US EPA past costs and any remedial work that may be required has not been determined.

  On September 17, 1997, the US EPA served the company with a General Notice of Potential Liability pursuant to Section 107(a) of CERCLA with regard to the Liquid Dynamics, Inc., Superfund Site in Chicago, Illinois. US EPA advised PRPs that it would perform a preliminary investigation and that it believes the entire Liquid Dynamics portion of the investigation will not exceed $200,000. Future US EPA response costs incurred performing the investigation and the cost of any remedial work have not yet been determined but will be allocated among the members of the PRP group. However, based on information currently available, the company believes it will be allocated a significant share of the cost of investigation and future response costs, if any.

  The Master Metals, Inc. Superfund site is located in Cleveland, Ohio. The company received notice from US EPA in 1996 that it was identified as a PRP under CERCLA and would be held responsible for a portion of the clean up costs associated with the site. A PRP group was formed to conduct Phase I remedial activities which the company joined and contributed $24,936 out of the total amount of $1,700,000 assessed to finance the estimated cost of conducting the Phase I remedial activities. This was an interim allocation based on the estimated cost of conducting the Phase I remedial activities. At this early stage, the estimated cost of Phase II remedial activities is not expected to exceed a total amount of $500,000 which will be allocated among the PRP group in accordance with the previously established allocation.

  Pursuant to the terms of a lease agreement, the company is obligated to conduct an investigation and possible remediation of a former manufacturing facility located in Chicago, Illinois. The company will share the cost of the investigation with the property's owner but will be obligated to pay the entire cost of any required remedial activities at the site.

  The company is currently conducting a closure of a hazardous waste boiler used at a former manufacturing plant and is required to conduct long-term groundwater monitoring and post-closure care at this facility located in Springfield, Missouri.

Employment Cases

  The company has a number of employment claims, charges or lawsuits alleging various types of discrimination. There are twelve age discrimination or retaliation lawsuits in Texas and one in Illinois arising out of restructurings that took place in 1995 and 1996. The remaining matters are charges filed with various state and federal agencies.

Product Liability

  The company is the defendant in a number of products liability cases, including cases alleging wrongful death or severe injury resulting from alleged defects in the company's products. The company has undertaken defenses in such cases. The company is self-insured for a portion of its products liability claims and has established reserves at a level that it believes are appropriate to the cases commenced.

  In October 1998, the company became aware of potential problems with certain projection television sets manufactured by the company. The appropriate regulatory agencies have been notified, and the company is implementing a customer notification and retrofit program. The company believes it has adequate reserves to cover the cost of such program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER
       MATTERS

  The Over-The-Counter market is the principal United States market in which the company's common stock is traded. The number of stockholders of record was 11,472 as of February 28, 1999. No dividends were paid to stockholders during the two years ended December 31, 1998.

  The high and low price range for the company's common stock by quarter for the past two years is included in the Unaudited Quarterly Financial Information.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Summary of Selected Financial Data

                               1998      1997      1996      1995      1994
                              -------  --------  --------  --------  --------
                                 In millions, except per share amounts
Results of operations:
  Net sales.................. $ 984.8  $1,173.1  $1,287.9  $1,273.9  $1,469.0
  Pre-tax income (loss)......  (272.5)   (300.2)   (177.8)    (98.5)    (14.8)
  Net income (loss)..........  (275.5)   (299.4)   (178.0)    (90.8)    (14.5)
Financial position:
  Total assets............... $ 350.0  $  527.7  $  765.3  $  700.7  $  662.4
  Long-term debt.............    97.8     132.8     152.7     168.8     182.0
  Stockholders' equity
   (deficit).................  (364.5)    (89.0)    162.0     317.5     237.1
Per share of basic and
 diluted common stock:
  Net income (loss).......... $ (4.08) $  (4.49) $  (2.73) $  (1.85) $  (0.35)
  Book value (deficit).......   (5.40)    (1.33)     2.44      5.00      5.19

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The statements of consolidated operations summarize operating results for the last three years. This section of Management's Discussion and Analysis highlights the main factors affecting the changes in operating results during the three-year period.

  Revenues Sales in 1998 were $985 million, down 16 percent from 1997 sales of $1,173 million. Sales in 1997 decreased nine percent as compared to 1996 sales of $1,288 million.

  The company's core business--the development, manufacture and distribution of a broad range of products for the delivery of video entertainment--is composed of two major product areas--Consumer Electronics (which includes color picture tube operations) and Network Systems (which includes the design and manufacture of digital and analog set-top boxes along with data modems sold primarily to cable and satellite television operators).

  In Consumer Electronics, the color television market remains extremely competitive. Price competition continued during 1998 and 1997, forcing the company to reduce color television prices in each year to attempt to maintain sales volumes and market share. This price competition may continue to adversely affect the company's performance.

  Consumer Electronics sales declined $237 million (or 21 percent) in 1998 from 1997, driven largely by planned sales reductions in lower-margin color television products and a change in distribution strategy whereby certain VCRs are sold directly from the manufacturer (LGE) rather than through the company's direct sales organization. The company receives a royalty ($1.5 million in 1998) for these sales. The company estimates that industry-wide color television unit sales to dealers (including projection television) increased by eight percent in 1998 to 26.4 million units (following a decrease of four percent in 1997 to 24.5 million units).

  Consumer Electronics sales decreased seven percent in 1997 from 1996, primarily due to soft demand for direct-view color television sets (particularly during the traditionally strong fourth quarter) and lower VCR sales. In addition, sales continued to be negatively impacted as the company suffered delays in production of new high-margin Consumer Electronics products. Because of picture tube availability problems, the company's domestic direct-view color television unit sales declined compared to 1996, but the company gained market share in key large screen categories. The company estimates that industry-wide color television unit sales to dealers (including projection television) decreased by four percent in 1997 to 24.5 million units (following a decrease of three percent to 25.5 million units in 1996 and a decrease of four percent to 26.2 million units in 1995).

  Sales in 1997 were negatively impacted as a result of a dispute the company had with a Brazilian customer. The company shipped dramatically less to this customer during 1997, and as a result the company's international sales were lower than expected.

  Sales of Network Systems products increased $49 million (or 86 percent) in 1998 compared with 1997 due to shipments of digital set-top boxes, which were first introduced in the second half of 1997. Network Systems 1997 sales were down significantly compared with 1996 due to slowing industry-wide demand for analog set-top boxes as cable operators prepared to launch digital networks. Shipments of cable modems, while still relatively small, rose during 1997. During 1996, the company signed a multi-year agreement with the Americast programming venture to provide digital set-top boxes to a consortium of telecommunications companies. Initial shipments under this contract began in 1997.

  Costs and Expenses In light of the company's net losses, the competitive environment and inflationary cost pressures, the company has undertaken major cost reduction programs in each of the last three years. These programs included cost control and profit improvement initiatives: design, manufacturing, logistics and distribution improvements and business consolidations. The company continues to seek ongoing additional cost reduction opportunities.

  The company's 1998 gross margin was $79.3 million compared to ($7.4) million in 1997 and $30.9 million in 1996. This was primarily the result of (i) significant 1997 excess and obsolete inventory charges (approximately $44 million), (ii) decreased 1998 raw material costs, (iii) 1998 planned reductions in lower-margin color television products, (iv) lower depreciation expense in 1998 (due to the asset impairment charges the company recorded in December 1997), (v) lower overall spending during 1998 for manufacturing overhead items and (vi) large 1997 losses in color picture tube operations which resulted from high operating costs and performance difficulties associated with new product start-up and new automated production processes. These product and process problems created a large amount of rework inventory that necessitated the significant charges for excess and obsolete inventory. The 1998 gross margin was negatively impacted by approximately $15 million as the company became aware of potential problems with certain projection television sets manufactured by the company and recorded charges to cover a customer notification and retrofit program.

  The 1996 gross margin was also negatively impacted by write-offs of excess and obsolete inventory and charges for hourly employees' severance.

  Selling, general and administrative expenses were $126.6 million (12.9 percent of revenues) in 1998, $178.3 million (15.2 percent of revenues) in 1997 and $167.8 million (13.0 percent of revenues) in 1996. The 1997 results included bad debt charges (approximately $25 million) of which $21 million was related to a dispute the company had with the Brazilian customer discussed above. Expenses for 1998 also benefited from lower merchandising and advertising costs and the company's continuing efforts to downsize staffing.

  Amounts that the company spends each year on engineering and research relating to new products and services and to improvements of existing products and services are expensed as incurred. These amounts were $39.1 million in 1998, $42.9 million in 1997 and $46.7 million in 1996. These expenses as a percentage of revenues were approximately 4 percent in each year during the three years ended December 31, 1998.

  Other Operating Expense (Income) Other operating expense (income) was ($43.0) million in 1998, $42.4 million in 1997 and ($26.3) million in 1996.
Included in these amounts is royalty income related to manufacturers of television sets and VCRs who have taken licenses under some of the company's U.S. tuner system patents. Royalty income from tuner system patents was $35 million in 1998, $26 million in 1997 and $27 million in 1996.

  In 1998, Other operating expense (income) also included $1.5 million of royalty income related to the previously discussed change in VCR distribution strategy.

  In 1997, Other operating expense (income) was significantly impacted as the company recorded $64 million in charges for asset impairments. As required by Statement of Financial Accounting Standards (FAS) No. 121--Impairment of Long-Lived Assets,--long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. During the fourth quarter of 1997, an impairment was recognized for the Consumer Electronics business because the future undiscounted cash flows of assets were estimated to be insufficient to recover their related carrying values. As such, the company recognized an expense of $54 million and established a valuation reserve for the write-down of the excess carrying value over fair market value. The fair market value used in determining the impairment loss was based upon management and third party valuations. In 1998, impairment of long-lived assets was related to the company's operational restructuring plan and as a result such charges were included in restructuring expense as discussed below.

  Also, in accordance with FAS 121, certain long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the third quarter of 1997, the company recorded a charge of $10 million related to the impairment of certain long-lived assets to be disposed of. The charge related primarily to (i) assets that were sold or scrapped as a result of the company's decision to phase out of its printed circuit board operation, (ii) assets that were sold or scrapped as a result of the company's decision not to develop the proposed large-screen picture tube plant in Woodridge, Illinois and (iii) a building in Canada that was sold in December 1997.

  Restructuring Charges During 1998, the company provided for impairment of assets and restructuring costs related to its operational restructuring plan, whereby the company intends to transform itself from an integrated manufacturer and distributor of consumer electronics products into a sales, distribution and technology company. The company's current business plan requires that it close and dispose of all, or substantially all, of its manufacturing facilities and outsource all, or substantially all, product lines.

  The $202.3 million of restructuring charges recorded by the company in 1998 are composed of (i) the non-cash loss on the termination of the company's leveraged lease ($68.8 million), (ii) bank and financing fees and the non-cash loss related to the write-off of certain deferred finance charges ($36.6 million excluding the accelerated amortization of the remaining $9.1 million deferred gain discussed below), (iii) the non-cash impairment of property, plant and equipment ($47.2 million), (iv) severance and costs for staff reductions ($24.8 million), (v) plant closure and business exit costs ($18.8 million), (vi) professional fees ($11.5 million), (vii) non-cash inventory writedowns ($3.2 million) and (viii) other costs associated with the restructuring effort ($0.5 million). Of the $202.3 million of restructuring charges, asset writeoffs amounted to $144.6 million, cash payments in 1998 were $26.4 million and restructuring reserves at December 31, 1998, were $31.3 million.

  As mentioned above, the company incurred a $68.8 million loss in the third quarter on the termination of the leveraged lease on equipment at Melrose Park, Illinois and at Reynosa and Juarez, Mexico. The company's payment obligations under the lease were fully guaranteed by LGE, which made a negotiated settlement payment of $90.1 million in the third quarter of 1998 to the lessor. The appraised value of the equipment is significantly less than the original investment value, thus resulting in the loss of $68.8 million. This loss was calculated as the difference between the $90.1 million liability to LGE for settlement of the lease obligation and the $21.3 million appraised fair value of the equipment.

  Of the $36.6 million write-off of deferred financing fees, $28.3 million of the fees related to the leveraged lease. (These amounts do not include the accelerated amortization of the remaining $9.1 million deferred gain related to the 1997 sale of assets into the leveraged lease.) Also, $3.9 million was related to the receivable securitization and $1.6 million was related to the credit facility with Citicorp that was amended in the third quarter of 1998. Additionally, the company incurred $2.8 million in banking and financing fees and expenses related to its continuing efforts to secure financing commitments.

  The impairment of property, plant, and equipment of $47.2 million relates primarily to the company's committment in 1998 to dispose of its manufacturing facilities. During the fourth quarter, the company identified and entered into agreements with various suppliers to outsource its product lines, thus enabling the company to commit to disposing of certain assets. As of December 31, 1998, the company had announced the closure of the Melrose Park, Illinois, Juarez, Mexico, and Matamoros, Mexico manufacturing facilities, and reclassified those assets as being held for disposal. The company began winding down production at each of these facilities in the fourth quarter, and subsequent to December 31, 1998, both the Juarez and the Matamoros facilities were shut down. Melrose Park production has ceased as well. Although the company continues to operate its Chihuahua, Mexico facility, it is seeking a buyer for the entire Network Systems business, which this facility supports. Thus, the Chihuahua property, plant, and equipment is also considered held for disposal. The carrying value of property, plant, and equipment related to all of the assets held for disposal is $43.0 million. The only manufacturing facilities to be used by the company to produce its 1999 product line will be the company's Chihuahua and Reynosa, Mexico facilities. This latter facility will be transferred to LGE upon consummation of the prepackaged plan of reorganization in exchange for the cancellation of certain of the company's obligations to LGE. The Reynosa facility will be transferred to LGE at its fair value, which approximates the company's current carrying value.

  Impairment losses were calculated based on the excess of the carrying amount of assets over the assets' fair values. The fair values used in determining impairment losses were based upon management's estimates of expected sales proceeds and third-party appraisals and valuations, including management and third party estimates of potential environmental liabilities. The fair value estimates considered whether the assets are expected to be sold as going-concern operations or under orderly liquidation. Previously, the fair value estimates for these assets reflected the company's continued use of the assets. The change in fair value estimates was due to the company's commitment to dispose of certain assets and resulted in the additional impairment charge incurred during the fourth quarter of 1998.

  The company plans to dispose of all of these assets during 1999, by either selling portions of operations, properties, equipment, and inventories as going concerns, by selling individual assets located at the facilities, or by permanently idling assets to the extent that they remain unsold.

  The impairment charges discussed above are based upon management and third party estimates of the recoverability of long-lived assets and the fair value of related assets. It is reasonably possible that the company's estimates of the recoverability of long-lived assets and the fair value may change as new information becomes available and circumstances change.

  It is anticipated that the implementation of the company's operational restructuring plan will result in the termination, at a cost of $22.9 million, of approximately 4,200 employees by December 31, 1999, primarily at the company's manufacturing facilities. During 1998, the Company terminated approximately 2,500 of these employees. These terminations resulted in expenditures of $7.5 million in 1998, with $15.4 million remaining to be paid in 1999. Additionally, during 1998, the company incurred expenditures of $1.9 million to retain key management employees throughout the operational restructuring process.

  Included in the total $18.8 million of plant closure and business exit costs are $5.8 million of plant costs at the Melrose Park, Illinois facility incurred to maintain the property subsequent to the cessation of manufacturing activities. In addition, plant closure and business exit charges reflect $2.1 million of legal costs, $2.1 million of duty payments related to plant equipment in Mexico that the company is selling or disposing of and a $1.5 million charge for the early termination of various leases. An additional charge of $2.9 million was incurred for payments given to Melrose Park employees to stabilize employment and maintain production after the announcement of the plant closure. Plant closure and business exit costs also included a $2.9 million charge related to management salaries and labor costs associated with the closure of the facilities and $1.5 million of other exit/plant closure costs. The company has incurred cash outlays of $3.8 million in 1998 of plant closure and business exit costs, and the company expects to incur additional cash outlays of $15.0 million in 1999 and 2000.

  The $11.5 million charge for professional fees reflects work performed by outside professionals to support the development of the company's operational and financial restructuring plans.

  Reorganization and additional restructuring charges of approximately $27 million are expected to be incurred in 1999 as the company continues to implement its operational and financial restructuring plans. The company will continue to incur costs for professional fees in order to support the implementation of the prepackaged plan of reorganization. These fees are estimated to be approximately $8 million. The company also expects to incur additional severance costs of approximately $14 million. These severance charges could be incurred upon the transfer of the Reynosa manufacturing facility to LGE, which will occur concurrently with the consummation of the company's prepackaged plan of reorganization, upon the sale of the Network Systems business, and upon the further reorganization of corporate personnel to support the company's transformation from an integrated manufacturer to a sales, distribution and technology company. Additional deferred financing costs of approximately $2 million are expected to be written off as a result of the consummation of the prepackaged plan of reorganization, in which the company's debt will be restructured. Additional plant closure/exit costs and staff retention costs are anticipated to total approximately $3 million in 1999.

  The benefits from the above actions made pursuant to the company's operational restructuring plan did not have a material effect on the company's 1998 financial results. The successful implementation of the operational restructuring will result in the company becoming less complex. As a result of these actions, the company expects that there will be cost reductions during 1999 stemming from exiting manufacturing: depreciation, corporate payroll, plant operations and working capital costs. These cost savings will be partially offset by purchase costs as the company will rely on third-party vendors to manufacture substantially all of its products. The amount of 1999 savings are dependent on the timing of the implementation of the company's operational and financial restructuring plans as well as its ability to achieve its financial performance objectives going-forward.

  The company did not incur any restructuring costs during 1997.

  During the fourth quarter of 1996, the company recorded $9.3 million of restructuring charges. The restructuring was composed of $5.2 million of charges related to severance costs associated with employment reductions (mostly in the company's U.S. salaried workforce) and $4.1 million of charges associated with the shutdown of the company's wholly-owned Canadian distributor. Substantially all of the provisions were related to cash expenditures that were made during 1997.

  Gain (Loss) on Asset Sales In 1998, the company recorded a $16 million gain related to the sale of its headquarters building in Glenview, Illinois. In 1997 and 1996, the gain (loss) on asset sales was not material.

  Interest Expense Interest expense was $44 million in 1998, $26 million in 1997 and $15 million in 1996. The change in 1998 from 1997 resulted from higher funding requirements (at generally higher interest rates) for company operations and the company's need to accrue interest to LGE on the $90.1 million the company owes LGE for LGE's payment under the guarantee of the company's obligation under the sale-leaseback agreement.

  The increased amount in 1997, when compared to 1996, resulted from higher funding requirements for company operations. To assist in funding these requirements, the company entered into various financing transactions.

  Income Taxes Due to the company's continuing losses, provisions made for U.S. federal and state income taxes during the last three years have not been material. Foreign income tax expense in 1998 was $3.0 million.

  Net Income As a result of the factors described above, the company's net losses, excluding restructuring and asset impairment charges were $73 million in 1998, $235 million in 1997 and $169 million in 1996. Including restructuring and asset impairment charges, net losses were $276 million in 1998, $299 million in 1997 and $178 million in 1996. Corresponding per share losses were $4.08 in 1998, $4.49 in 1997 and $2.73 in 1996.

CASH FLOWS

  The statements of consolidated cash flows reflect the changes in cash for the last three years by classifying transactions into three major categories-- Operating, Investing and Financing activities.

  Operating Activities A principal use of the company's liquidity is the cash used by operating activities which consists of the company's net loss as adjusted for non-cash operating items and the changes in current assets and liabilities such as receivables, inventories and payables.

  During 1998, $152 million of cash was used by operating activities principally to fund $100 million of net losses from operations, as adjusted for non-cash restructuring and asset impairment charges and depreciation. In addition, $47 million of cash was used to fund the change in current accounts, which was principally composed of a $114 million increase in receivables (net of a $42 million allowance for doubtful accounts), and a $27 million decrease in accounts payable and accrued expenses, which were offset by an $80 million decrease in inventories. The increase in receivables and the allowance for doubtful accounts was mainly due to the receivable securitization agreement with Citibank being terminated during the third quarter of 1998. As a result, receivables are no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) do not exist. The decrease in inventories and accounts payable and accrued expenses resulted primarily from the company decreasing manufacturing activities as part of its operational restructuring plan. Cash used by operating activities also included $17 million attributable to gain on asset sales, net, primarily as a result of the gain realized on the sale of the company's headquarters.

  In 1997, operating activities provided $86 million of cash, including $111 million of cash provided because of the reclassification of cash used in connection with the establishment of a receivables securitization program from operating activities to investing activities. Were the effects of this reclassification excluded, operating activities would have resulted in a net use of $25 million of cash.

  Net losses from operations as adjusted for depreciation and charges for asset impairment were $198 million. This use of cash was offset by $260 million in cash provided from changes in current accounts, $11 million in other asset and liability changes, and $12 million from losses on asset sales and other non-cash items.

  The $260 million change in current accounts included a $187 million decrease in receivables and a $90 million decrease in inventories. The decrease in receivables was mainly due to the receivable securitization agreement with Citicorp being put in place during 1997, which accounts for transactions under this agreement as a sale of receivables. The cash used in the securitization facility is reported in Investing Activities as an increase in transferor certificates.

  The net effect of the decrease in receivables and the increase in transferor certificates was a decrease of $76 million which was primarily related to the lower sales levels, particularly in the fourth quarter of 1997, the $21 million bad debt charge related to a dispute the company had with a Brazilian customer, and the sale of receivables to outside investors under the receivable securitization agreement. The decrease in inventories was related to reduced amounts of purchases in anticipation of the lower fourth quarter sales. In addition, the company reduced cash used by operating activities by issuing common stock to the retirement savings plans to fulfill the 1996 obligation to salaried employees. This issuance increased stockholders' equity by $5 million.

  In 1996, $24 million of cash was used by operating activities principally to fund $143 million of net losses from operations as adjusted for depreciation. The change in current accounts provided $116 million of cash and was principally composed of a $180 million increase in accounts payable and accrued expenses offset by a $53 million increase in inventories and an $8 million increase in receivables. The increase in accounts payable and accrued expenses was mainly due to increased amounts of accounts payable, composed of (i) contracts with LGE which permit the company to elect interest-bearing extended-payment terms ($107 million at December 31, 1996, and $9 million at December 31, 1995) and (ii) all other accounts payable ($110 million at December 31, 1996, and $63 million at December 31, 1995). The increase in the LGE extended payables is due to a lengthening of the terms, while the increase in the other accounts payable is due mainly to the increased levels of inventory. In addition, the company reduced cash used by operating activities by issuing common stock to the profit-sharing retirement plans to fulfill the 1995 obligation to salaried employees and some hourly employees. This issuance increased stockholders' equity by $5 million.

  Investing Activities Historically the principal recurring investing activity has been the addition of property, plant and equipment. These expenditures are primarily for equipment and tooling related to product improvements, more efficient production methods and replacement for normal wear. In 1997, another major investing activity became the initial investment in transferor certificates and the distribution of investor certificates that were both generated under the receivable securitization with Citibank, which agreement was terminated in 1998.

  During 1998, $119 million of cash was provided by investing activities. This was primarily attributable to the $111 million decrease in Transferor Certificates due to the termination of the Citibank receivables facility. Additionally, $30 million of cash was received from the sale of receivables prior to the termination of the receivable securitization agreement with Citibank and $23 million was received from the sale of the company's headquarters building, offset by $8 million used for capital additions and $41 million used to pay off the investor certificates upon the termination of the receivable securitization agreement with Citibank. The capital additions during 1998 of $8 million were significantly lower than the 1997 amount of $83 million, which was the result of spending related to projects primarily in the color picture tube area, which included new automated production processes and the addition of new production lines for computer display tubes.

  In 1997, investing activities used $90 million of cash, which consisted of $188 million of proceeds from asset sales offset by the initial $111 million securitization of receivables with Citibank, capital additions of $83 million and the distribution of $84 million of investor certificates. The proceeds from asset sales were primarily composed of $95 million of cash received from the sale of receivables (sold via the receivable securitization with Citibank) and $87 million of cash received in connection with a sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Illinois, picture tube plant and in its Reynosa and Juarez, Mexico, facilities. Capital additions in 1997 included expenditures discussed above.

  In 1996, investing activities used $125 million of cash, which consisted of capital additions of $129 million offset by $4 million of proceeds from asset sales. The level of capital additions in 1996 was significantly higher than other years primarily to support the expansion and modernization of the company's Melrose Park, Illinois, picture tube plant, and its Chihuahua, Mexico, plant for digital set-top boxes.

  Financing Activities During 1998, $33 million of cash was provided by financing activities. This was composed of $78 million of borrowings under the company's various short-term facilities, offset by cash used to pay the $6 million current portion of the 6 1/4 percent Convertible Subordinated Debentures due 2011, $38 million used to pay off the term loan negotiated in 1997 and $0.5 million used to redeem the company's 8.5 percent senior subordinated convertible debentures due January 2001.

  In 1997, financing activities provided $4 million of cash, which included $45 million provided as a result of borrowings under the company's new term loan, $25 million of increased borrowings under the company's short-term debt agreements and $1 million provided from sales of the company's common stock to employees of the company via the exercise of previously issued stock options. This was offset by $31 million of cash used to pay off the old term loan, $24 million of cash used to redeem the 8.5 percent Senior Subordinated Convertible Debentures due November 2000, $7 million of cash used to pay maturities of the new term loan and $6 million of cash used to pay maturities of the 6-1/4 percent Convertible Subordinated Debentures due 2011.

  In 1996, financing activities provided $55 million of cash, which included $47 million provided as a result of borrowings under the company's credit agreement and $15 million provided from sales of the company's common stock to employees of the company via the exercise of previously issued stock options. This was offset by $7 million of cash used to pay maturities of the old term loan.

FINANCIAL CONDITION

  As of December 31, 1998, the company had $479 million of interest-bearing obligations which consisted of: (i) $136 million of extended-term payables with LGE, (ii) $103 million of 6 1/4 percent Convertible Subordinated Debentures due 2011 (the current portion of which was $6 million), (iii) $30 million currently payable under the remaining unsecured and uncommitted credit facility, (iv) $18 million currently payable under the amended Citibank credit facility, (v) $72 million owed to LGE as a result of LGE's payments under demands against guarantees on the unsecured and uncommitted credit facilities,
(vi) $90 million owed to LGE as a result of LGE's payment under the guarantees of the leveraged leases and (vii) $30 million outstanding under a secured credit facility with LGE.

  Between November 1997 and February 1998, the company obtained a total of $110 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of America ($30 million), First Chicago NBD ($30 million), Societe Generale ($20 million) and Credit Agricole ($30 million). The credit lines were guaranteed by LGE for which LGE is entitled to receive a fee in an amount up to 2 percent of the outstanding amount of the loans payable in either company stock or cash. The company granted liens in favor of LGE on the capital stock of the company's domestic subsidiaries, on the company's intellectual property (other than tuning patents, tuning patent royalties and related license agreements) and certain other company assets to secure the guarantees of LGE for borrowings under these credit lines. As of December 31, 1998, only the Credit Agricole loan remains outstanding in the amount of $30 million. During the second and third quarter of 1998, LGE made payments under demands against guarantees on $72 million of the facilities and the company is obligated to LGE for these payments plus interest. During the third quarter of 1998, the company's existing Citicorp credit facility (initially composed of a $45 million amortizing term loan and a $65 million revolving credit line) was amended and restated. The amended Citibank credit facility provides for up to $125 million of revolving loans, subject to borrowing base restrictions. In December 1998, the amended Citicorp credit facility was amended to extend the term until the earlier of (a) the company's court filing for the prepackaged plan or (b) April 30, 1999. Pursuant to a restructuring agreement, LGE has agreed to provide additional credit support up to $60 million. LGE's obligation to provide such financing is subject to the conditions set forth in the restructuring agreement including consummation of the prepackaged plan.

  In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. The term of the facility (as amended) is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime, after April 30, 1999. Repayment is due in full at the end of the term. The first such borrowing occurred in May 1998, and as of December 31, 1998, $30 million was outstanding under the facility. The facility is secured by a second lien on certain of the company's assets, including its VSB technology, and is subject to certain terms and conditions.

  In April 1997, a three-year trade receivables securitization was provided through a Citicorp commercial paper conduit. The availability of funds under this receivable securitization was subject to receivables eligibility based on such items as agings, concentrations, dilution and loss history, subject to a maximum amount that was $165 million as of December 31, 1997. LGE provided support for this facility through a performance undertaking and a letter of credit. This trade receivable securitization was accounted for as a sale of receivables. This arrangement was terminated in the third quarter of 1998.

  Also, in April 1997, the company entered into an $87 million sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and Juarez, Mexico, facilities. The term of the leases was 12 1/2 years and annual payments under the leases averaged approximately $10 million. The company's payment obligations, along with certain other items under the lease agreement, were fully guaranteed by LGE. The leases of the manufacturing equipment were accounted for as operating leases.

  In July 1998, LGE made payment under the guarantees of the leases in the amount of $90 million under a negotiated settlement with the lessor. As a result, the company's December 31, 1998 financial statements reflect a $90 million current liability to LGE included in Short-term debt with related party, a $21 million Receivable from LGE, and a loss on termination of the lease of $69 million. The receivable from LGE represents the appraised fair value of the manufacturing equipment. In addition, the financial statements reflect a non-cash restructuring gain of $9 million which represents the accelerated amortization of the deferred gain on the 1997 sale of the assets into the lease.

  In April 1997, the company and LGE entered into an arrangement whereby certain of the company's accounts payables arising in the ordinary course of business with LGE were extended for certain periods of time with interest being charged on the amounts extended at negotiated rates.

  In return for LGE providing support for the securitizations and the sale-leaseback transaction and the extended-term payables arrangement, the company granted options to LGE to purchase 3,965,000 common shares of the company at an exercise price of $0.01 per share, exercisable over time. The accounting for these stock options was based upon their fair value with that fair value being amortized straight-line over the term of the associated commitments. However, the portions of the deferred charge pertaining to the sale-leaseback transaction and the receivable securitization were written off as part of the third quarter 1998 restructuring charge.

  The company continues to face liquidity problems caused by its significant debt burden and its continuing net losses. The company has incurred net losses of $275.5 million, $299.4 million and $178.0 million in 1998, 1997 and 1996, respectively. The company's cash flows in 1998, 1997 and 1996 were, and absent restructuring, its projected cash flows in future years are insufficient to meet its operating expenses, including its current interest and principal repayment obligations. The company's independent public accountants included in their reports on the company's consolidated financial statements for the fiscal years ended December 31, 1998 and 1997 an explanatory paragraph that describes the significant uncertainty about the company's ability to continue as a going concern due to recurring losses and a negative working capital position, and that the company's financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

  During the first quarter of fiscal 1998, the company's management developed and began implementing an operational restructuring to enhance the long-term viability of the company by reducing production costs and concentrating on areas in which the company believes it can operate profitably. Pursuant to the operational restructuring, the company intends to become a sales, distribution and technology company by discontinuing all or substantially all of its manufacturing operations, outsourcing all or substantially all components and products, selling certain assets and focusing on the development of its technologies, patent rights, parts and service operations and accessory business.

  During the first quarter of fiscal 1998, the company commenced efforts to restructure its debt and equity capitalization in order to enable it to implement the operational restructuring. The financial restructuring would reduce the company's overall debt and other obligations by approximately $300 million by exchanging (i) $200 million of debt and other liabilities owed to LGE for 100 percent of new common stock; (ii) the company's current subordinated debentures due 2011 in an aggregate principal amount of $103.6 million plus accrued interest thereon for new subordinated debentures in an aggregate principal amount of $50 million; and (iii) approximately $32.4 million of indebtedness to LGE for certain assets located at the company's manufacturing plant in Reynosa, Mexico, which have an appraised value equal to such amount. As a consequence of the financial restructuring, the company's current common stock will be canceled and the holders of that common stock (including LGE) will receive no distribution and retain no property in respect of their holdings of old common stock under the financial restructuring.

  On August 10, 1998, the company filed a Registration Statement on Form S-4 which contains information relating to the company's proposed financial and operational restructuring plans along with information regarding a prepackaged plan of reorganization. The Securities and Exchange Commission review and response processes to make the filing of the Form S-4 Registration Statement effective are underway.

  As amended in December 1998, the company's current credit facility expires on the earlier of a bankruptcy filing by the company and April 30, 1999. Further extension or a replacement of the credit facility may be necessary, but there can be no assurance that the company will be able to do so or of the terms on which it would be able to do so. On March 31, 1999, the company entered into a commitment letter (the "Commitment") with Citicorp North America, Inc. pursuant to which Citicorp North America, Inc. agreed to provide up to $150 million of debtor-in-possession financing during the pendency of the company's bankruptcy proceeding and agreed to provide a new three-year $150 million credit facility following completion of the company's bankruptcy proceeding, subject in each case to borrowing base restrictions. The new facilities will be secured by certain of the company's assets, including inventory, receivables, fixed assets and intellectual property, and will be subject to other terms and conditions. The Commitment is subject to the completion of definitive documentation and other conditions and provides for interest on borrowings based on specified margins above LIBOR or the prime rate.

  The new credit facilities will be in addition to the $60 million post-restructuring credit support to be provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties.

  The company believes that, giving effect to the financing contemplated in the commitment letter, following consummation of the prepackaged plan, the company's cash generated by operations and the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its debt service requirements and other capital requirements. However, such belief is based on various assumptions, including those underlying its business plan projections. Accordingly, there can be no assurance that the company's financial resources will be sufficient for the company to satisfy its debt service obligations and other capital requirements.

  On March 29, 1999, the company was advised by LGE that LGE had received Korean regulatory approval to permit LGE to consummate the transaction set forth in the restructuring agreement between the company and LGE, including authorization for LGE to provide the company with $60 million of post-restructuring credit support, on the terms and conditions of the restructuring agreement.

  On March 31, 1999, the company, LGE and an ad hoc committee of holders of the company's 6 1/4% Convertible Subordinated Debentures due 2011 reached an agreement with respect to the terms of the company's proposed prepackaged plan of reorganization. The ad hoc committee is comprised of Loomis Sayles & Company, Mariner Investment Group and Caspian Capital Partners, L.L.P. (the "Debenture Committee"). The members of the Debenture Committee have represented to the company that they collectively hold or control over 50% of the outstanding principal amount of the subordinated debentures.

  The company, LGE and the Debenture Committee have agreed to the terms of the proposed restructuring of the subordinated debentures. The parties have agreed, among other things, that under the prepackaged plan, if approved, holders of the subordinated debentures will receive a pro rata distribution of $50 million of new 8.19 percent subordinated debentures of the company due 2009. The Debenture Committee has agreed to support confirmation of the company's prepackaged plan, and has agreed to forbear from enforcement of any defaults that might occur with respect to the subordinated debentures until the prepackaged plan is confirmed. The agreement also contains other customary provisions.

  The company has determined not to make the April 1, 1999 sinking fund and interest payments on its subordinated debentures due 2011. The company's failure to make such payments on April 1, subject to grace periods (if any) provided in the indenture, constitutes a default under the indenture relating to the subordinated debentures.

  The lenders under the Citicorp credit facility waived the cross default under the credit facility related to the company's failure to make the payments on the subordinated debentures. In addition, LGE waived the cross default under the Note Agreement between LGE and the company and certain related security agreements related to the company's failure to make the payments on the subordinated debentures.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  Certain statements in this Annual Report on Form 10-K, such as those regarding the company's strategies, plans, objectives and expectations are forward-looking statements that involve known and unknown risks, uncertainties and other factors which may cause the actual results of the company or its efforts to successfully implement the operational restructuring and achieve the business plan projections and financial results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Forward-looking statements include, among others, statements regarding the ability of the company to successfully implement the operational restructuring and achieve the projected or assumed future operations and financial results of the company. Factors that may cause actual results of the company to differ from future results expressed or implied by forward-looking statements include, among others, the following: general economic and business conditions, both in the United States and other countries in which the company sells its products and from which the company obtains supplies; the effect of competition in the markets served by the company; LGE's ability to obtain required approvals of the Republic of Korea for additional financing, if any, that LGE may desire to extend to the company; the availability and terms of financing from LGE or other financing sources to fund the company's operating losses, restructuring charges and the other costs and expenses of its new business plan; and the willingness of existing creditors to confirm the prepackaged plan. Given these uncertainties, stockholders and debtholders are cautioned not to place undue reliance on any forward-looking statements contained herein. The company disclaims any obligation to update such factors or forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein or to reflect future events or developments.

READINESS FOR THE YEAR 2000

  The company is employing a combination of internal resources and outside consultants to coordinate and implement its Year 2000 Readiness initiatives. The company has established a company-wide Year 2000 Task Force, led by the company's technology group, with representation from its major business segments, to evaluate and address Year 2000 issues. The Year 2000 Task Force's responsibilities include, without limitation, (i) conducting an evaluation of the company's computer-based systems, facilities and products (and those of dealers, vendors and other third parties with which the company does business) to determine their Year 2000 Readiness, (ii) coordinating the replacement and/or upgrade of non-compliant systems as necessary, (iii) promoting the company-wide awareness of Year 2000 issues through education and training, and
(iv) developing, and overseeing the implementation of all of the company's other Year 2000 Readiness initiatives.

  The company has completed its evaluation of its computer-based systems, facilities and products to determine whether they are "Year 2000 Ready." The company believes that its material non-information technology systems will be Year 2000 Ready prior to January 1, 2000. The company believes that most of its currently manufactured products are Year 2000 Ready. The company has sent Year 2000 Readiness questionnaires to its existing key vendors and suppliers to assess the Year 2000 Readiness of their systems and products. The responses to these questionnaires have indicated that the company's vendors or suppliers are addressing their Year 2000 issues and expect to be Year 2000 Ready by the Year 2000. While the company is working to achieve Year 2000 Readiness, there can be no assurance that it will successfully achieve all of its goals. At this time, and based on the company's current implementation plan, the company does not believe that its Year 2000 related issues will have a material adverse effect on the company's business. Although no contingency plan has been deemed to be necessary at this time, the company is in the process of evaluating the need for various contingency plans as a precautionary measure.

  Included within the company's Year 2000 Readiness initiatives are plans to ensure the company's financial, sales and distribution application software ("FS&D Applications") are Year 2000 Ready. The FS&D Applications include the primary software employed in the company's general ledger, accounts payable and disbursement, accounts receivable and collection, purchasing, billing, inventory management and sales activities. The company believes its current FS&D Applications are not Year 2000 compliant and, accordingly, has undertaken an initiative to replace these systems with new Year 2000 compliant applications from a third party software vendor. The company has commenced the implementation of these new FS&D Applications and currently expects to be completed by the third quarter of 1999. The estimated total cost of implementing the new FS&D Applications is $6.8 million, of which $3.3 million will be incurred in fiscal 1999. The company has not specifically identified the date upon which its existing FS&D Applications will begin to fail, but believes their replacement by the third quarter of 1999 is necessary in order to avoid significant risk of business interruption in activities to which the FS&D Applications relate. The timely implementation of the new FS&D Applications involves certain risks. The most significant of these risks includes retention of certain key employees, the ability to obtain external technical programming resources, and the ability to fund the program given the uncertainties surrounding the company's current financial condition and plan of reorganization. If implementation is delayed beyond the third quarter of 1999, the existing FS&D Applications may begin to fail and cause significant business interruption. There can be no assurances that delays in the implementation will not occur. Delays in implementation could adversely impact the company's ability to bill sales and collect cash from customers, pay vendors, manage inventories and prepare financial results.

  In connection with the operational restructuring, the company plans to discontinue substantially all of its manufacturing operations and to outsource substantially all components and products. The company believes its other principal exposure to Year 2000 risks are related to the ability of its vendors to provide the company with Year 2000 Ready components and products and to assure that such vendors otherwise are Year 2000 Ready so that they are able to provide the company with components and products in a timely manner. The company is aware, however, that Year 2000 issues may exist with respect to vendors with which they have or will have a material relationship.

  Prior to 1998, the company spent in the aggregate approximately $1.8 million on software and hardware upgrades and replacements and approximately $0.2 million was spent on other costs (i.e., labor, consulting fees and other expenses) in connection with Year 2000 Readiness. The company spent a total of $2.5 million in 1998 (approximately $0.8 million for software and hardware upgrades and approximately $1.7 million for other costs) for this project. The company has estimated it will spend $4.6 million in 1999 (approximately $1.0 million for software and hardware upgrades and approximately $3.6 million for outside consulting assistance and other costs) with respect to Year 2000 Readiness. Most of the costs incurred by the company in addressing Year 2000 Readiness are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The company continues to evaluate the estimated costs associated with its Year 2000 Readiness efforts. While the Year 2000 transition efforts may involve costs in addition to those currently budgeted or anticipated to be budgeted, at this time, the company has not yet determined the full costs of the modifications that may be necessary to address all Year 2000 issues.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial information required by Item 8 is contained in Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, age at December 31, 1998, and business experience of each of the current directors of the company and the year in which each director first was elected to the Board of the company. The company's By-Laws currently provide that the Board shall consist of the number of directors as determined from time to time by resolution of the Board. The Board has set the number of directors at eleven. The terms of office of all directors expire at the Annual Meetings of Stockholders. Successors to any directors whose terms are expiring are elected to one year terms and hold office until his or her successor is elected and qualified. For information regarding the common stock ownership of the company's current directors and executive officers, see "Security Ownership of Certain Beneficial Owners."

                       Current Directors of the Company

                         Director
         Name        Age  Since               Background Information
         ----        --- -------- ---------------------------------------------
 T. Kimball Brooker   59   1989   President, Barbara Oil Company (investments
                                  and oil and gas exploration) since 1989;
                                  Managing Director, Chicago Office, Morgan
                                  Stanley & Company, Incorporated, 1978-1988.
                                  Also Director of Cutler Oil & Gas
                                  Corporation, Arthur J. Gallagher & Company
                                  and Miami Corporation.
 Ki-Song Cho          49   1995   Executive Vice President, Overseas Operations
                                  of Display Division of LG Electronics Inc.
                                  since December 1998; Managing Director,
                                  Overseas Sales of Display Division of LG
                                  Electronics Inc. and Senior Vice President
                                  from December 1997 to December 1998. Managing
                                  Director, President of North America
                                  Operation, LG Electronics Inc. from November
                                  1996 to December 1997; Managing Director,
                                  Corporate Planning & Coordination, LG
                                  Electronics Inc. from March 1995 to October
                                  1996; Executive Director, Strategic Planning
                                  Division, LG Electronics Inc. from 1992 to
                                  1995. Employed by the Strategic Planning
                                  Division, LG Electronics Inc. from 1989 to
                                  1992.
 Eugene B. Connolly   66   1995   Chairman Emeritus and former President and
                                  Chief Executive Officer of USG Corporation
                                  and employed in varying capacities with USG
                                  Corporation and its affiliates since 1958;
                                  Director of the Pepper Companies, Inc. and
                                  LaSalle National Bank; Advisory Board member
                                  of Good Shepherd Hospital, Kellogg Graduate
                                  School of Management, Northwestern University
                                  and Indiana University School of Business.
 Robert A. Helman     65   1996   Partner in the law firm of Mayer, Brown &
                                  Platt since 1967; also Director, Northern
                                  Trust Corporation, Dreyer's Grand Ice Cream,
                                  Inc. and the Chicago Stock Exchange.
 Cha Hong (John) Koo  52   1995   Vice-Chairman of the Board of Zenith
                                  Electronics Corporation since November 1,
                                  1996; Vice Chairman and Chief Executive
                                  Officer of LG Electronics Inc. since December
                                  1998; President and Chief Executive Officer
                                  of LG Electronics Inc. since 1995; Executive
                                  Vice President from 1991 to 1994; Senior
                                  Managing Director from 1988 to 1991.
 Seung Pyeong Koo     56   1997   President of LG Electronics Inc. responsible
                                  for Display Division since December 1998;
                                  Executive Vice President of LG Electronics
                                  Inc. from 1996 to 1998; a Director of LG
                                  Electronics Inc. from 1996 to 1998; President
                                  of Display Division, LG Electronics Inc.
                                  since 1992; Senior Managing Director of LG
                                  Electronics Inc. from 1995 to 1996; Managing
                                  Director of LG Electronics from 1991 to 1995,
                                  Vice President of TV Display Division 1990 to
                                  1992.

                       Director
        Name       Age  Since                Background Information
        ----       --- --------              ----------------------
 Hun Jo Lee         66   1995   Chairman of the Board of Zenith Electronics
                                Corporation since 1995; Advisor to LG
                                Electronics Inc. since 1998; Chairman of LG
                                Academy from 1996 to 1998; Director of LG
                                Electronics Inc. from 1989 to 1998; Chairman
                                and Chief Executive Officer of LG Electronics
                                Inc. from 1994 to 1995; Vice-Chairman and Chief
                                Executive Officer of LG Electronics Inc. from
                                1993 to 1994; President and Chief Executive
                                Officer of LG Electronics Inc. from 1989 to
                                1993.
 Andrew McNally IV  59   1990   Managing Director of Hammond, Kennedy, Whitney
                                & Company, Inc. (private equity investments)
                                since 1998. Former Chairman and Chief Executive
                                Officer (from 1993 to 1997) and current
                                Director of Rand McNally & Company (printing,
                                publishing and map making) since 1972; Director
                                of Hubbell Incorporated since 1980, Mercury
                                Finance Company since 1989, Borg-Warner
                                Securities Corporation since 1996 and Morgan
                                Stanley Funds since 1995.
 Yong Nam           50   1995   President, Chief Executive Officer and Chairman
                                of the Board of LG Telecom., Ltd. since October
                                1998; Executive Vice President of
                                LG Electronics Inc. and President of Multi-
                                media Division, LG Electronics Inc. from
                                December 1997 to October 1998; Executive Vice
                                President of LG Group Chairman's Office from
                                January 1997 to December 1997; Senior Managing
                                Director of LG Group Chairman's Office in 1996;
                                Managing Director of LG Group Chairman's Office
                                from 1993 to 1995.
 Peter S. Willmott  61   1990   President and Chief Executive Officer of Zenith
                                Electronics Corporation from January 1997 to
                                January 1998; Interim Chief Executive Officer
                                from July 1996 to January 1997; Chairman and
                                Chief Executive Officer, Willmott Services,
                                Inc. (retailing, consulting and investing)
                                since 1989; Chairman, President and Chief
                                Executive Officer, Carson Pirie Scott & Company
                                (retail and food service industries), 1983-
                                1989. Also Director of Federal Express
                                Corporation and Security Capital Group, Inc.
 Nam Woo            49   1995   Executive Vice President of LG Electronics Inc.
                                since August 1998; Senior Managing Director of
                                LG Electronics Inc. and President of North
                                American Operations of LG Electronics Inc.
                                since January, 1998; Executive Vice President
                                of Zenith Electronics Corporation from October
                                1997 to January 1998; Director of LG
                                Electronics Inc. from 1997 to 1998; Senior
                                Managing Director, Corporate Planning and
                                Coordination, LG Electronics Inc. from November
                                1996 to October 1997; President of LG
                                Electronics U.S.A. Inc. & North American
                                Operations from February 1995 to November 1996;
                                President of European Operations of
                                LG Electronics Inc. from 1990 to 1995; Managing
                                Director of LG Electronics Inc. from 1994 to
                                1996; Executive Director of LG Electronics Inc.
                                from 1990 to 1994. Did not serve as a Director
                                of the Company during 1996.

  Mr. Helman is a partner in the law firm of Mayer, Brown & Platt which has provided from time to time in the past and may continue to provide legal services to the company and its subsidiaries. Mayer, Brown & Platt has provided from time to time in the past legal services to LGE. Messrs. Cho, C.H. Koo, S.P. Koo, Woo and Nam are employees of LGE or its affiliates, and Mr. Lee is a retired employee of LGE. Pursuant to the stock purchase agreement under which LGE and LG Semicon acquired a majority stake in the company in 1995, LGE and LG Semicon were provided with the right to designate six directors to the Board immediately following the stock purchase. At that time, LGE and LG Semicon designated Mr. Lee, Mr. C. H. Koo, Mr. Nam, Mr. Woo, Mr. Cho and Mr. Connolly as directors. Since 1995, candidates for the Board have been nominated by the sitting Board. With the exception of Mr. S. P. Koo and Mr. Woo, the current Board was nominated for election by the Board at its January 31, 1997 meeting. Mr. S. P. Koo and Mr. Woo were nominated and elected to the Board at its October 27, 1997 meeting. As the holder or beneficial owner of the majority of the Company's outstanding shares of common stock, LGE has the ability to elect all of the company's directors. Together with LG Semicon, LGE collectively owns approximately 54.2% of the company's stock, excluding vested but unexercised options. LGE has been in the past and is expected to continue to be a significant customer and supplier of the Company. See "Certain Relationships and Selected Transactions." USG Corporation, of which Mr. Connolly was formerly the Chairman and Chief Executive Officer, implemented a "prepackaged" plan of reorganization under the federal bankruptcy laws on May 6, 1993. Mr. McNally is a director of Mercury Finance Company, against which an involuntary petition under chapter 11 of the Bankruptcy Code was filed on July 6, 1998, in the United States Bankruptcy Court for the Northern District of Illinois.

           Board and Committee Meetings and Directors' Compensation

  To permit the Board of the company to more efficiently discharge its duties, the company has four standing Board Committees: the Executive Committee, the Audit Committee, the Organization and Compensation Committee and the Stock Compensation Committee. In addition, in March 1998, the Board established the Special Committee.

  Committee membership and functions are set out below. The company does not have a nominating committee.

  The Executive Committee currently consists of Messrs. Nam (Chairman), Brooker, Connolly, Helman, McNally and Willmott. When the Board is not in session, the Executive Committee has all of the authority of the Board except with respect to certain matters such as amendments to the Restated Certificate of Incorporation or By-Laws, mergers, dispositions of substantially all of the assets of the company, dissolution of the company, declaration of dividends or the election, compensation or removal of officers of the company or members of the Committee.

  The Audit Committee of the Board currently consists of Messrs. McNally (Chairman), Brooker and Connolly. The Committee nominates the company's independent auditors, reviews the auditing engagement, the fees charged by the independent auditors and the company's internal auditing program. The Committee also reviews and monitors significant transactions between the company and LGE. In 1998, of the four meetings held by the Audit Committee, one was a special meeting in which the Audit Committee acted as a finance committee to consider various financing alternatives for the company.

  The Organization and Compensation Committee currently consists of Messrs. Connolly (Chairman), Helman and McNally. The Committee establishes compensation policies, as well as salary ranges, salaries and annual incentive awards for executives and approves employment contracts.

  The Stock Compensation Committee, which currently consists of Messrs. Connolly and McNally, authorizes grants of stock, stock options and other equity-based awards under the Long-Term Equity Compensation Plan.

  Directors of the company who are also employees of the company, of LGE or its affiliates receive no remuneration for serving on the Board or on any Committees. Other directors are compensated at the rate of $18,000 per year, payable in quarterly installments. The Chairman of the Audit Committee and the Chairman of the Organization and Compensation Committee each receives $2,000 annually for serving in those capacities. In addition, directors who are not employees of the company, LGE or its affiliates receive $1,000 for each Board meeting and for each Committee meeting attended. All directors are entitled to be reimbursed for their expenses for attending Board or Committee meetings. Under the terms of the company's Long-Term Equity Compensation

Plan, approved by the stockholders in May 1997, directors are eligible to receive awards of stock options, stock appreciation rights, restricted stock and performance units/shares. In 1998, no such awards were granted. Messrs. Brooker, Connolly, Helman and McNally were each granted an option to purchase 2,000 shares of company stock on July 18, 1997, at the market price of the company stock on that date. In 1987, the company adopted a contingent compensation plan for non-employee directors ("Contingent Compensation Plan"). The number of phantom stock appreciation units granted to each named non-employee director in previous years under the Contingent Compensation Plan (all of which are vested) are as follows: Mr. Brooker, 3,000; Messrs. McNally and Willmott, 2,000 each. The units are valued at the closing price of the company's common stock on the date of grant. Participants are paid for each unit the amount by which the average price of a share of the company's common stock over the 20 trading days immediately preceding the distribution date exceeds the grant price. Distributions may be, at the election of the participant, in a lump sum, in five annual installments or ten annual installments commencing on the distribution date. Participants may elect a distribution date which is two years from the date of grant, or 30 days after the participant ceases to be a director, or a specified date not earlier than the participant's 65th birthday. Except for $143.75 distributed to Mr. McNally in exchange for 1,000 units, no amounts have been distributed to current directors pursuant to the Contingent Compensation Plan.

  Directors who are not employees of the company, LGE or its affiliates participate in the retirement plan which provides for an annual retirement benefit of $11,000 for such directors who have served on the Board for five years and who retire after the age of 62 ("Directors' Retirement Plan"). For purposes of the Directors' Retirement Plan, years of service on the Board do not include periods during which the director is a salaried officer of the company or a subsidiary. The benefit is payable in equal quarterly installments during the director's lifetime for a period equal to but not in excess of the number of years of service on the Board. In the event of a change in control of the company, directors not continuing after a change in control but otherwise entitled to retirement benefits under the Directors' Retirement Plan are entitled to receive, in a lump sum, the discounted present value of those benefits.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the name, business experience and age at December 31, 1998, of each of the current executive officers of the company.

         Name                             Office Held                       Age
         ----                             -----------                       ---
 Jeffrey P. Gannon    President and Chief Executive Officer since January    47
                      1998. Previously held a variety of senior positions
                      at General Electric during a 24-year career,
                      including Corporate Vice President, International
                      Business Development from October 1997 to January
                      1998, and President & Chief Executive Officer of
                      General Electric Lighting's Asia Pacific Operations
                      from 1994 to 1997.

 Richard F. Vitkus    Senior Vice President, General Counsel since 1994.     59
                      Secretary since 1995. Previously Senior Vice
                      President, General Counsel, and Director of
                      Corporate Development at Vanstar Corporation
                      (formerly ComputerLand Corporation) from 1991 to
                      1994.

 Edward J. McNulty    Senior Vice President and Chief Financial Officer      58
                      since June 1998. Previously Chief Financial Officer
                      of General Binding Corporation from 1984 to 1998.

 Robert N. Dangremond Senior Vice President, Restructuring since June        55
                      1998; Acting Chief Financial Officer from January
                      1998 to June 1998. Principal with Jay Alix &
                      Associates, a consulting and accounting firm
                      specializing in corporate restructurings and
                      turnaround activities, since August 1989.
                      Previously, beginning in August 1995, Mr.
                      Dangremond has held the position of interim Chief
                      Executive Officer and President of Forstmann &
                      Company, Inc. and was Chairman of the Board,
                      President and Chief Executive Officer of AM
                      International, Inc. from February 1993 to September
                      1994. Currently Mr. Dangremond is a Director of
                      Multigraphics, Inc. (f/k/a AM International, Inc.)
                      and Viskase Companies, Inc.

  Mr. Dangremond is a Principal of Jay Alix & Associates, which has been engaged by the company to assist it in the restructuring. Jay Alix & Associates receives a fixed monthly fee (plus expenses) for such services, and upon successful completion of the financial restructuring, will receive a success fee of $1.0 million.

ITEM 11. EXECUTIVE COMPENSATION

  The following Summary Compensation Table sets forth, for the periods indicated, the cash compensation and certain other components of compensation of the company's Chief Executive Officer, the other three executive officers of the company and the former Chief Executive Officer of the company, Peter S. Willmott, who left the company in January 1998. Those listed in the table are hereinafter referred to as the "Named Executive Officers."

                          Summary Compensation Table

                                                 Other  Restricted  Securities
                                                 Annual   Stock     Underlying      All
         Name &                           Bonus  Comp.    Awards   Options/SARs    Other
   Principal Position     Year Salary($)   ($)   ($)(1)   ($)(2)       (#)       Comp. ($)
  -------------------     ---- --------- ------- ------ ---------- ------------  ---------
Jeffrey P. Gannon(3)....  1998  527,727  880,273    0   2,780,000    300,000(2)    83,946
 President and Chief
 Executive Officer
                          1997        0        0    0           0          0            0
                          1996        0        0    0           0          0            0
Edward J. McNulty(4)....  1998  150,024  148,211    0           0          0            0
 Senior Vice President &
 Chief Financial Officer
                          1997        0        0    0           0          0            0
                          1996        0        0    0           0          0            0
Richard F. Vitkus(5)....  1998  275,018  271,889    0           0          0        9,600(6)
 Senior Vice President,
 General Counsel and
 Secretary
                          1997  229,999   23,000    0           0     25,000        9,600(6)
                          1996  218,333   14,000    0     420,000     30,000        9,000(6)
Robert Dangremond(7)....  1998        0        0    0           0          0            0
 Senior Vice President
 and Restructuring
 Officer
                          1997        0        0    0           0          0            0
                          1996        0        0    0           0          0            0
Peter S. Willmott.......  1998   36,931        0    0           0     30,000      509,585(8)
 Former President and
 Chief Executive Officer
                          1997  775,000        0    0   1,612,500    100,000        4,800(6)
                          1996  539,192        0    0           0      2,000            0

--------
(1) Other Annual Compensation does not reflect the value of perquisites and other personal benefits since such compensation does not exceed minimum disclosure thresholds.
(2) The share unit and restricted stock values shown in the table are based on the closing price of the company's common stock on the date of grant. As of December 31, 1998, Mr. Gannon held an aggregate of 500,000 shares of restricted stock valued at $125,000 and Mr. Vitkus held an aggregate of 30,000 shares of restricted stock valued at $7,500. Mr. Willmott's share units were forfeited as part of his negotiated separation payment. In connection with an amendment to Mr. Gannon's employment agreement, the restricted stock and options originally granted to Mr. Gannon were eliminated in August 1998. See "Employment Agreements."
(3) Mr. Gannon joined the company in January 1998. The amount shown under "All Other Compensation" reflects a one-time relocation expense allowance of $50,000 and $33,946 of imputed income for company paid life insurance premiums. The amount shown under "Bonus" reflects bonus payments pursuant to the terms of Mr. Gannon's employment agreement. See "Employment Agreements."
(4) Mr. McNulty joined the company in June 1998. The amount shown under "Bonus" reflects a $50,000 hiring bonus and $98,211 earned under the company's short-term incentive plan.
(5) Of the amount shown under "Bonus", $68,754 reflects amounts earned by Mr. Vitkus under the company's executive retention program and $180,135 reflects amounts earned under the company's short-term incentive plan.
(6) The amount reflects the annual contribution to the company's defined contribution plan for Messrs. Vitkus and Willmott. Since Mr. Willmott was not fully vested at the time of his termination of employment, the company contribution was forfeited.

(7) Mr. Dangremond is a principal in the firm of Jay Alix & Associates, which was hired as a consultant to the company for the restructuring. Mr. Dangremond's compensation is paid to him by Jay Alix & Associates.
(8) The amount reflects a negotiated separation payment of $500,000 in lieu of termination benefits provided for under an employment agreement and $9,585 of imputed income for company paid life insurance premiums.

  Ramesh G. Amin served as an Executive Vice President of the company from 1996 to October 1997. In connection with Mr. Amin's termination of employment with the company, he received severance payments of $600,000 during 1998. No additional payments are required in 1999.

                  Executive Retention and Incentive Programs

  In connection with the restructuring, in early 1998, the company developed a retention program for fourteen key executives and senior managers, not including the Chief Executive Officer. Under this executive retention program, the company may be obligated to pay participants up to an aggregate of $1.2 million in retention bonuses. Mr. Vitkus is the only Named Executive Officer who would receive a retention bonus under the executive retention program. Such bonus is payable in two installments totaling $137,508. The first installment was paid in January 1999, and the second installment is payable on July 1, 1999. The aggregate amount of retention bonuses payable to the fourteen key executives is payable in two equal installments, the first having been paid on or about December 31, 1998, and the second scheduled to be paid on July 1, 1999. Such program was developed based on benchmarked, publicly available studies of similar programs. Additionally, in July 1998, the company established short-term and long-term incentive programs for two tiers of fifteen key executives and senior managers, not including the Chief Executive Officer. Those incentive programs are based on achieving certain performance goals in connection with the restructuring. The short- and long-term incentive bonuses have been divided into two tiers, with eight key executives in tier one and seven key executives and senior managers in tier two. The company's Chief Executive Officer's incentive programs and bonuses are established under his employment contract. See "Employment Agreements." The Chief Executive Officer's short-term incentive payment for 1998 totaled $456,000, of which $400,000 constitutes a guaranteed annual target bonus.

   Payments under the short-term incentive program range from 34 to 83 percent of base salary for tier 1 executives and were 34 percent of base salary for tier 2 executives. Payments under tier 1 and tier 2 short-term incentive programs are approximately $1.0 million and $0.3 million, respectively, and were paid by March 31, 1999, including payments of $180,135 and $98,211 to Mr. Vitkus and Mr. McNulty, respectively.

  The long-term incentive program for tier 1 executives is targeted at 225 percent of base salary, with a maximum payment of 300 percent of base salary, and for tier 2 level executives, the long-term incentive program is targeted at 100 percent of base salary, with a maximum payment of 150 percent of base salary. The company may be obligated to make payments to the two tiers of fourteen key executives and senior managers aggregating up to $6.5 million under the long-term incentive program, including up to $0.8 million and $0.8 million payable to Mr. Vitkus and Mr. McNulty, respectively. All long-term incentive bonus payments are payable on March 31, 2001. The following chart summarizes the retention bonuses and incentives the company may be obligated to pay.

                                                Actual    Maximum
                                              Short-Term Long-Term
                                   Retention  Incentive  Incentive   Maximum
         Executive Group             Bonus     Payment    Payment     Total
         ---------------           ---------- ---------- ---------- ----------
Tier One Executives and Senior
 Manager.......................... $  755,332 $1,014,544 $5,317,048 $7,086,924
Tier Two Executives and Senior
 Managers.........................    445,772    330,560  1,179,816  1,956,148
                                   ---------- ---------- ---------- ----------
  Total........................... $1,201,104 $1,345,104 $6,496,864 $9,043,072
                                   ========== ========== ========== ==========

  The executives currently in tier one are: Richard F. Vitkus, Edward J. McNulty, Richard Lewis, William G. Luehrs, Kevin Lynch, Kathryn Wolfe, William
J. Sims and John I. Taylor. The executives currently in tier two are: Hector Escobedo, Gerald Reid, Wendy Weil, Gregg Gronowski, Tom Sorensen and Michael Thomas. Nick Mehta, the company's former chief technology officer, retired from the company effective January 31, 1999. Tier two amounts reflect reduced retention payments and scheduled short-term incentive payments for Mr. Mehta and do not include long-term incentive amounts because Mr. Mehta will not participate in the long-term incentive plan. Mr. Lewis was moved from tier two to tier one effective February 16, 1999, when he was promoted to Senior Vice President--Technology.

  The company has also established retention bonus and stay bonus programs covering approximately 175 other key managers and employees, with these plans paying up to 33.3 percent of the base salaries of those employees. Stay bonuses are provided to employees in operations targeted for disposition or closing under the operational restructuring and are payable at the end of the relevant stay period. Retention bonuses are payable in two equal installments, with the first half paid on or about December 31, 1998, and the second half scheduled to be paid on July 1, 1999. Certain employees in areas of ongoing operations will also be provided with limited short-term incentive programs. Those stay, retention and short-term incentive programs have an aggregate estimated cost of approximately $3.6 million to the company. The company has set salaries for its key executives at the 75th percentile of stand-alone companies which are the same or greater in size. Retention bonuses have been set at 50 percent of base salaries for tier 1 and tier 2 executives and senior managers. Short-term and long-term incentive bonuses are benchmarked at levels approximately equal to those available in similarly sized companies.

                             Employment Agreements

  Mr. Jeffrey P. Gannon was elected President and Chief Executive Officer of the company as of January 19, 1998. Mr. Gannon has entered into a three-year employment agreement with the company which expires on January 18, 2001. Mr. Gannon's contract has been amended as part of plans relating to the restructuring. The employment agreement provides for: (a) a base salary of $600,000 per year; (b) a guaranteed special annual bonus of $500,000, payable in equal installments at the end of each quarter; (c) an annual target bonus, $400,000 of which is guaranteed and which may be increased up to $600,000 for achieving specific target performance objectives, payable in equal installments at the end of each quarter; (d) long-term incentive plan cash payments equal to $6 million if target performance is achieved or up to $12 million if the maximum stated performance values are achieved; and (e) participation in various insurance and benefit plans of the company. The restricted stock and stock option grants provided under Mr. Gannon's original employment agreements have been eliminated.

  Upon termination of Mr. Gannon's employment other than for death, disability, retirement or by the company for cause, he shall be entitled to receive (a) a lump sum cash payment equal to his base compensation and guaranteed bonuses for the remainder of the employment term; and (b) continuation of certain benefits for a one-year period following his termination. In addition, the company has established a letter of credit for the benefit of Mr. Gannon permitting him to draw against it under certain circumstances for his base salary and guaranteed bonuses for the term of his employment agreement. A subsidiary of LGE has guaranteed Mr. Gannon's base salary and guaranteed bonuses in the event the letter of credit is unavailable.

  In connection with the restructuring, the company has entered into amended employment agreements (the "Employment Agreements") with a number of key executives, including Richard F. Vitkus (the "Key Executives"). The Employment Agreements generally provide for an employment period which ends on December 31, 2000. Each Employment Agreement provides for payment of a retention bonus payable in two installments, each in the amount of 25 percent of the Key Executives' salary, the first paid on or about January 1, 1999, and the second scheduled to be paid July 1, 1999, so long as the Key Executive remains continuously in the company's employ through the date such installment is due. Upon either a non-renewal of the Employment Agreements by the company or upon termination of employment by the company without cause, a Key Executive will be entitled to receive (a) a lump sum severance payment equal to, if the termination occurs prior to January 1, 2000, an amount equal to one and one-half times the sum of the Key Executive's annual base compensation and annual incentive compensation for the year in which termination occurs, or if the termination occurs after January 1, 2000, an amount equal to one times the sum of the Key Executive's base compensation and annual incentive compensation for the year in which termination occurs; (b) a pro rata portion of the Key Executive's (i) targeted annual incentive compensation for the year in which termination occurs and (ii) long-term incentive compensation (based on the appropriate percentage of the Key Executive's aggregate base compensation earned from January 1, 1998, through the end of the month in which termination occurs, as determined by the Board after prorating the applicable performance criteria through the end of the month in which termination occurs on a straight-line basis over the three-year period); (c) continued coverage, or substantially equivalent coverage (for either one and one-half years or one year, as determined according to the severance payment), under all welfare plans including group medical and dental, health and accident, long-term disability, short-term disability, group life insurance and executive insurance in which the Key Executives were participating at the time of termination (if the company is unable to provide such continued coverage or substantially similar coverage, the company will pay the Key Executive a lump sum cash amount equal to the present value of such benefits); and (d) outplacement services not to exceed 15 percent of the Key Executive's base compensation. Mr. Vitkus' Employment Agreement further provides that, upon at least 90 days notice, he may voluntarily terminate his contract effective December 31, 1999, and still be entitled to receive (i) his severance payment,
(ii) his actual annual incentive compensation for 1999 and (iii) the benefits described in (c) and (d) above.

  Upon termination of employment of any of the Key Executives within two years after a change in control of the company ("Change in Control Period"), the Employment Agreements provide for various severance pay and benefits. Change in control is defined in the Employment Agreements to exclude any further acquisition by LGE and the restructuring. During the Change in Control Period, severance pay and benefits will not be paid if employment is terminated because of death, disability or retirement, or by the company for cause, or by the Key Executive other than for good reason. Upon termination of employment during a Change in Control Period, the Employment Agreements provide for (i) a pro rata portion of the Key Executive's annual incentive compensation and long-term incentive bonus, (ii) a lump sum payment equal to three times the highest annual base compensation during the three full fiscal years prior to termination, (iii) three times the greater of (A) the highest annual incentive compensation payable during the three full fiscal years prior to termination and (B) the target annual incentive compensation payable for the year in which termination occurs and (iv) any retention bonuses not previously paid, whether or not then due. Other provisions of the Employment Agreements require the company to maintain for the benefit of the Key Executive for a period of three years after termination, all employee benefits including group medical and dental, health and accident, long term disability and group life insurance in which the Key Executive was participating at the time of termination. If the company is unable to provide such continued coverage or substantially similar coverage, the company will pay the Key Executive a lump sum cash amount equal to the present value of such benefits. The company shall also pay for outplacement services not to exceed 15 percent of the Key Executive's base compensation.

  The Employment Agreements further provide for payment of an amount sufficient to put the Key Executive in the same after-tax position as if no excise taxes imposed by Section 4999 of the Internal Revenue Code had been imposed on any payments which are contingent on a change in control and which equal or exceed three times the average taxable compensation for the prior five years or their period of employment. The company is obligated to reimburse the Key Executive for legal fees and expenses incurred in successfully enforcing the Employment Agreements. The company intends to seek court authority to honor its obligations under the retention programs and to assume the employment contracts of Messrs. Gannon and Vitkus and other executives and managers after the filing of the Prepackaged Chapter 11 Case.

  Other employees of the company may be parties to employment agreements that will not be affected by the restructuring or the prepackaged plan.

                           Option/SAR Grants in 1998

  Mr. Gannon is the only Named Executive Officer who was granted stock options in 1998. Mr. Gannon's employment agreement was amended as part of plans relating to the restructuring. The stock option grants provided under Mr. Gannon's original employment agreement were eliminated with the amendment. No stock appreciation rights (SARs) were granted to the Named Executive Officers in 1998.

    Aggregated Option/SAR Exercises in 1998 and Year-End Option/SAR Values

  Shown below is information concerning the unexercised options to purchase company common stock held by the Named Executive Officers at December 31, 1998. No Named Executive Officers exercised stock options or SARs in 1998 and no Named Executive Officer currently holds any SARs.

                               Number of Securities      Value of Unexercised
                              Underlying Unexercised         In-the-Money
                              Options/SARs at Fiscal    Options/SARs at Fiscal
                                    Year-End(#)               Year-End($)
   Name                      Exercisable/Unexercisable Exercisable/Unexercisable
   ----                      ------------------------- -------------------------
Jeffrey P. Gannon...........            0/0                       0/0
Edward J. McNulty...........            0/0                       0/0
Richard F. Vitkus(1)........       26,333/36,667                  0/0
Robert Dangremond...........            0/0                       0/0
Peter S. Willmott...........            0/0                       0/0

--------
(1) The exercise price of options held by Mr. Vitkus exceeds $0.25 (the closing price of the company's common stock on December 31, 1998).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the company's common stock as of December 31, 1998, by (i) all persons who are known by the company to beneficially own more than 5% of the outstanding shares of the common stock of the company; (ii) each director and Executive Officer of the company; and (iii) all directors and Executive Officers as a group:

                                          Shares Beneficially Owned(1)
                                          -------------------------------------
   Name                                       Number             Percent(2)
   ----                                   -----------------    ----------------
LG Electronics Inc.......................        12,219,800(3)           17.6%
LG Semicon Company Ltd...................        26,095,200              38.6%
Richard F. Vitkus........................            56,333(4)              *
Peter S. Willmott........................            25,000                 *
T. Kimball Brooker.......................            11,000                 *
Andrew McNally IV........................             8,000                 *
Eugene B. Connolly.......................             2,000                 *
Robert A. Helman.........................             1,000                 *
Ki-Song Cho..............................                 0                 0
Robert Dangremond........................                 0                 0
Jeffrey P. Gannon........................                 0                 0
Cha Hong (John) Koo......................                 0                 0
Seung Pyeong Koo.........................                 0                 0
Hun Jo Lee...............................                 0                 0
Edward J. McNulty........................                 0                 0
Yong Nam.................................                 0                 0
Nam Woo..................................                 0                 0
Directors and All Executive Officers as
 group (15 persons)......................           103,333                 *

--------
*  Less than 1%

(1) The "Zenith Stock Fund," a fund available under the Zenith Salaried Retirement Savings Plan and the Zenith Hourly Profit-Sharing Retirement Plans, held 619,574 shares of common stock as of December 31, 1998.
(2) Percentage for each entity or individual based on assumption that currently outstanding stock options covering shares of the company's common shares for such entity or individual, which were exercisable, had been exercised.
(3) As of December 31, 1998, LGE beneficially owned 12,219,800 shares directly as to which it had sole voting and dispositive power. Such amount includes 1,746,000 shares obtainable through the exercise of stock options. In April 1997, pursuant to the financial support agreement, LGE was granted options to purchase 3,965,000 shares of common stock. Upon early termination of the leveraged leases, the vesting of 160,000 of the stock options issued pursuant to the financial support agreement between LGE and the company was accelerated. The remaining 2,219,000 options issued pursuant to the financial support agreement were forfeited. LG Semicon has given LGE an irrevocable proxy to vote the 26,095,200 shares owned by LG Semicon as to which LG Semicon retains dispositive power.
(4) Includes 30,000 outstanding restricted shares for Mr. Vitkus which are subject to conditions of vesting (one- third vests on the third, fourth and fifth anniversary of the May 21, 1996 grant date), forfeiture, restrictions on sales, transfer and other dispositions. Also includes 26,333 vested stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The company and LGE engaged in the following material transactions in 1998.

  Product purchases: In the ordinary course of business, the company purchases VCRs, television-VCR combinations and components from LGE and its affiliates. The company purchased $50.7 million of these items in 1998. Sales of products purchased from LGE and its affiliates contributed $59.8 million to sales in 1998. The purchase prices were the result of negotiations between the parties and were consistent with third party bids.

  In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sells and ships VCRs directly to the company's two largest customers and pays the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. The license fee payable by LGE is comparable to licensing rates charged by the company to unrelated parties. The company believes that the direct shipment program is beneficial to the company because it reduces the company's inventory costs and maintains sales to customers that might not have continued to purchase products directly from the company due to the company's current financial difficulties. During 1998, the company accrued approximately $1.5 million in royalties for the use of the company's brand names pursuant to this direct shipment program. A similar arrangement was entered into in April 1997, in Canada where LGE's Canadian affiliate sells Zenith branded VCRs under a license from the company. Pursuant to that arrangement, the company received payment from LGE of approximately $0.3 million during 1998.

  Equipment purchases: As contemplated when LGE became a majority stockholder in 1995, the company purchased production machinery and equipment from LGE. These equipment purchases totaled approximately $0.3 million in 1998.

  Product and other sales: The company sells televisions, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales in 1998 by the company to LGE and its affiliates were $53.6 million.

  In December 1996, the company closed its wholly-owned Canadian distributor and sold the remaining inventory to LGE at book value. The company entered into a distributor agreement with an LGE subsidiary whereby such subsidiary became the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's products in Mexico. The company sold the inventory of its Canadian distributor to LGE after consideration of the business alternatives for continuing operations or a commercial presence in Canada. There was no comparable sale of Mexican inventory as Zenith goods were sold in Mexico from the United States. During 1998, the company's sales to the LGE Canadian and Mexican subsidiaries were $27.3 million and $19.6 million, respectively. In 1997, an affiliate of LGE entered into an agreement with the company concerning a license for the use of the Company's "Z-Tac" set-top box technology. Under that agreement, the Company has received $250,000 in an up-front license fee and approximately $850,000 from the sale of set-top box kits at its standard pricing schedule for such kits.

  LGE's U.S. affiliate, LGAI and the company's Reynosa maquiladora have entered into the LGAI Maquila Agreement pursuant to which the Reynosa facility will assemble small and medium screen size television sets for LGAI, using components, equipment and other assets provided LGAI. The LGAI Maquila Agreement was approved by Mexican authorities in December 1998. The material terms of the assembly relationship between LGAI and the Reynosa maquiladora are currently being negotiated between the parties. The parties expect to finalize the terms of this assembly relationship in the first quarter of 1999. In connection with the LGAI Maquila Agreement, the company's subsidiaries with assets located in the Reynosa maquiladora will also negotiate and enter into agreements with LGAI concerning labor, equipment and other assets to be used in the assembly operations.

  Technical agreements: The company and LGE are currently operating under several technology agreements and licenses related to HDTV, flat tension mask products, and the company's patents on television tuners. The license fee payable by LGE is comparable to royalty rates charged by the company to unrelated parties. Under a technical cooperation agreement entered into by the company and LGE in 1990, the company agreed to pay LGE 33 percent of the royalties received by the company from the use in Korea of certain HDTV technologies and one percent of the royalties received from such technologies from all other countries. As of December 31, 1998, the company had not received any such royalties, however, and accordingly no payments have been made to LGE pursuant to such agreement. The company originally licensed flat tension mask technology to LGE on a non-exclusive basis in 1991. The license provided for an initial five-year term with automatic one-year renewals unless otherwise terminated. Under the agreement, the company is to receive a $2.5 million payment on the first sale of flat tension mask products by LGE, and a running royalty on all products sold by LGE incorporating the technology at royalty rates ranging from 2.5 percent to 1.5 percent, based on units sold. In December 1996, the license was amended to eliminate LGE payments until December 2001, in exchange for LGE's assistance in the development and manufacture of the company's planned computer display tubes and a paid up cross-license to the company from LGE on LGE's related technology. Although the company has approached other television manufacturers regarding potential licenses for the flat tension mask technology, none has expressed an interest in such a license. Other technologies exist for producing flat screens.

  Under a separate agreement, the company has licensed its tuner patents to LGE. LGE's payments to the company under tuner licenses were approximately $0.4 million in 1998. In September 1997, LGE agreed to provide the company with $4.5 million in funding for the company's HDTV receiver project. LGE is to be repaid the $4.5 million advance, without interest, from the royalties generated from future VSB licensing. Pursuant to the HDTV receiver project agreement, intellectual property developed jointly during the project will be jointly owned, and intellectual property developed solely by one party during the project will be owned exclusively by such party, provided that the other party will be granted a non-exclusive, non-transferable, royalty-free license to use such intellectual property. The $4.5 million is included in long-term liabilities to related party.

  In May 1997, the company and LGE entered into a patent collaboration agreement which provides that (a) LGE will assist the company in identifying infringements of the company's patents and technologies, in return for 10 percent of all royalties collected as a result of such efforts, and defending against third party intellectual property claims, and (b) LGE has the option to acquire patent rights the company intends to abandon for nominal amounts and to acquire any other patent rights for mutually agreed upon prices plus the payment by LGE to the company of 10 percent of all future royalty income, if any, received from such other patent rights. LGE's option to acquire Zenith's U.S. and foreign patent rights under the patent collaboration agreement extends to any of the patents owned or applied for by the company during the term of the agreement (which is automatically renewable for two-year periods unless terminated by either party following its initial two-year term), provided the company has made an affirmative decision not to protect or maintain those patents. As of December 31, 1998, the company had assigned to LGE or its affiliates for a total of approximately $6,000 one U.S. patent, one foreign patent and one foreign patent application relating to television and telecommunication technology. The company has made a decision not to protect or maintain those patents already assigned to LGE under the agreement. The company retains a non-exclusive, royalty-free license to the use of any patents so assigned. The agreement also provides that LGE may file patent applications in respect of the company's technologies in any foreign jurisdiction in which the company does not intend to protect its potential patent rights, provided that LGE pays the company 10 percent of all royalties received by LGE in respect of such rights. As of December 31, 1998, the company believes that LGE had exercised its right to file foreign applications in respect of 35 of the company's U.S. patented technologies. No royalty income from such foreign rights assignments had been realized by Zenith as of December 31, 1998. Additionally, under a separate agreement, the company assigned to LGE's telecommunications affiliate a patent relating to cordless telephone technologies for $75,000. The company retained a royalty-free, non-exclusive license and 50 percent of all royalties collected by the LGE affiliate related to such patent.

  An affiliate of LGE has also licensed certain technological information from Zenith relating to the manufacture of VSB modulation equipment under a 1998 agreement. That agreement allows the LGE affiliate to use technical information and design schematics as the basis for further development of commercial products. Under the agreement, Zenith received $300,000 in 1998 in up-front payments and additional royalty payments per unit sold by the LGE affiliate based on Zenith's designs. The agreement does not include a license on the VSB patent.

  The company currently produces modulators on a small scale to facilitate the roll out of digital TV in the U.S. but the company does not have any definite long term plans to remain in that business. Even if the company decides to remain in the modulator manufacturing business on a long-term basis, the company's outsourcing strategy would require it to buy the modulators from a third party. The LGE affiliate could be such a third party. While the technology license agreement provides the LGE affiliate with a world-wide license, the LGE affiliate has informed the company that it currently expects to market such products only in Korea. The company has no plans to market modulators in Korea. For these reasons, the LGE affiliate should not have an impact on the company's competitive standing in this product line.

  Service Assistance: Employees of LGE have provided certain technical support services to the company at cost that were covered under service agreements. The company's obligations to LGE for such services totaled $1.5 million in 1998. In addition, a U.S. affiliate of LGE has provided a guarantee of the company's obligations under the employment agreement and indemnity agreement with Jeffrey P. Gannon, the company's President and Chief Executive Officer.

  In late December 1997, the company entered into an agreement with LG Software India Ltd. pursuant to which LG Software India Ltd. provides certain software development, design and support services to the company. Projects under the agreement include the company's Year 2000 Readiness support. Payments to LG Software India Ltd. were $1.1 million in 1998.

  Financial Assistance: In 1997, the company consummated $87 million in sale-leaseback transactions in which it sold and leased back new and existing manufacturing equipment (a portion of which was purchased from LGE) in its Melrose Park, Illinois plant and the Reynosa, Mexico and Juarez, Mexico facilities pursuant to the leveraged leases. The company's payment obligations, along with certain other obligations under the leveraged leases, were fully guaranteed by LGE. On July 22, 1998, LGE made a negotiated settlement payment of $90.1 million under the guarantees of the leveraged leases and, as a result, LGE controls the lessor and indirectly owns the equipment subject to the leveraged leases. The company is obligated under documents related to the leveraged leases to repay this settlement amount and interest accruing thereon to LGE. As of December 31, 1998, $5.0 million of interest had accrued on this obligation. In addition to recognizing the $90.1 million obligation, the company recorded a $21.3 million other receivable from LGE which represents the appraised value of the manufacturing equipment subject to the leveraged leases. The amount of the company's obligation to LGE will be reduced by any sale proceeds with respect to such equipment. In March 1998, the company entered into the LGE Demand Loan Facility, which provides for borrowings of up to $45 million. The interest rate is LIBOR plus 6.5 percent per annum. The term of the facility is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after June 30, 1998. In June 1998, this facility was amended to provide that, in the absence of an event of default, demand for repayment may not occur prior to December 31, 1998. In December 1998, in conjunction with the extension of the Amended Citibank Credit Facility to the earlier of a bankruptcy filing by the company and April 30, 1999, the company and LGE amended the LGE Demand Loan Facility to provide that no demand for repayment may be made under the facility, absent an event of default, prior to April 30, 1999. Repayment is due in full at the end of the term. The company has borrowed $30 million under such facility through December 31, 1998, and has accrued $2.2 million of interest through December 31, 1998. The facility is secured by a second lien on the assets that secure the company's obligations under the reimbursement agreement and a second lien on the Company's VSB patents. In October 1997, in conjunction with amendments to the Citibank Credit Facility, LGE agreed to provide credit support for up to $160 million of third-party financing in consideration of a credit support fee of approximately 2 percent per annum of the facilities actually obtained by the company and guaranteed by LGE (to be paid in cash or equity). With credit support from LGE, between November 1997 and February 1998, the company entered into the unsecured bank loans pursuant to which the company borrowed approximately $102 million. In connection with the unsecured bank loans, the company entered into the reimbursement agreement pursuant to which the company agreed to reimburse LGE for amounts paid pursuant to the guarantees (plus interest at the Reference Rate announced by Bank of America plus 2 percent per annum) and granted liens, junior to the liens securing the Citibank Credit Facility, in favor of LGE on the capital stock of the company's domestic subsidiaries and the equipment, real property and certain intellectual property of the company and its Subsidiaries. As of December 31, 1998, LGE had made payments pursuant to demands on its guarantees in connection with $72 million of the unsecured bank loans. As of December 31, 1998, $3.3 million of interest had accrued on amounts owed LGE under the reimbursement agreement. LGE has to date deferred, on a month to month basis, payment of such interest.

  In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchase of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payables arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended payables was $135.6 million as of December 31, 1998. The company is charged interest in respect of each vendor credit advance at varying rates equal to LIBOR plus an applicable margin, which has increased over the period during which such vendor credit remains outstanding. As a result, the interest rate per annum payable in respect of individual credit advances varies over time. The average interest rate per annum charged in 1998 was 13.4%. During 1998, the company has accrued approximately $15.1 million of interest, under this credit arrangement.

  As of December 31, 1998, accounts payable included $136.1 million to LGE and its affiliates. The amount of receivables from LGE and its affiliates was $8.5 million as of December 31, 1998.

  In return for LGE providing support for certain financing activities of the company entered into in April 1997, the company granted options to LGE to purchase 3,965,000 common shares of the company at an exercise price of $0.01 per share, exercisable over time. 2,219,000 of LGE's stock options were canceled in 1998.

  Other Items: The company currently leases space from an LGE subsidiary in
(i) Huntsville, Alabama, for its Parts and Service group, (ii) Ontario, California, for a warehouse and (iii) San Jose, California, for NWS. Zenith's rental payments, at market rates, in respect of the Huntsville, Ontario and San Jose properties totaled approximately $0.6 million for 1998.

  The company believes that the transactions between the company and LGE have been conducted on terms no less favorable to the company than could have been obtained with unrelated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. The following Consolidated Financial Statements of Zenith Electronics Corporation, the Report of Independent Public Accountants, and the Unaudited Quarterly Financial Data are included in this report:

    Statements of Consolidated Operations and Retained Earnings--Years ended December 31, 1998, 1997 and 1996

    Consolidated Balance Sheets--December 31, 1998 and 1997

    Statements of Consolidated Cash Flows--Years ended December 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

    Report of Independent Public Accountants

    Unaudited Quarterly Financial Information

  (a) 2. The following consolidated financial statement schedule for Zenith Electronics Corporation is included in this report:

    Schedule II--Valuation and Qualifying Accounts

  The Report of Independent Public Accountants on Financial Statement Schedule is included in this report.

  All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  3. Exhibits:

  (2a) Form of Prepackaged Plan of Reorganization of Zenith Electronics Corporation Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2a to the company's Registration Statement on Form S-4, file no. 333-61057)

  (3a) Restated Certificate of Incorporation of the company, as amended (incorporated by reference to Exhibit 3a to the company's Annual Report on Form 10-K for the year ended December 31, 1992)

  (3b) Certificate of Amendment to Restated Certificate of Incorporation of the company dated May 4, 1993 (incorporated by reference to Exhibit 4l to the company's Quarterly Report on Form 10-Q for the period ended April 3, 1993)

  (3c) By-Laws of the company, as amended (incorporated by reference to Exhibit 3c to the company's Annual Report on Form 10-K for the year ended December 31, 1997)

  (4a) Credit Agreement dated as of March 31, 1997, among Zenith Electronics Corporation, Citibank N.A., Citicorp North America, Inc. and the other lenders named (incorporated by reference to Exhibit 4f to the company's Quarterly Report on Form 10-Q for the period ended March 29,
        1997)

  (4b) First Amendment, effective as of October 29, 1997, to Credit Agreement dated as of March 31, 1997, among Zenith Electronics Corporation, Citibank N.A., Citicorp North America, Inc. and the other lenders named therein (incorporated by reference to Exhibit 4 to the company's Quarterly Report on Form 10-Q for the period ended September 27, 1997)

  (4c) Second Amendment, effective as of December 31, 1997, to Credit Agreement dated as of March 31, 1997, among Zenith Electronics Corporation, Citibank N.A., Citicorp North America, Inc. and the other lenders named therein (incorporated by reference to Exhibit 4c to the company's Annual Report on Form 10-K for the year ended December 31,
        1997)

  (4d) Amended and Restated Credit Agreement dated as of June 29, 1998, among Zenith Electronics Corporation, Citibank N. A., Citicorp North America, Inc. and the other lenders named (incorporated by reference to Exhibit 4a to the company's Registration Statement on Form S-4, file no. 333-61057)

  (4e) Indenture dated as of April 1, 1986, between Zenith Electronics Corporation and The First National Bank of Boston as Trustee with respect to the 6 1/4% Convertible Subordinated Debentures due 2011 (incorporated by reference to Exhibit 1 to the company's Quarterly Report on Form 10-Q for the period ended March 30, 1991)

  (4f) Note Agreement dated as of March 31, 1998, between Zenith Electronics Corporation and LG Electronics Inc. (incorporated by reference to
        Exhibit 4a to the company's Quarterly Report on Form 10-Q for the period ended March 28, 1998)

*(10a) 1987 Zenith Stock Incentive Plan (as amended) (incorporated by reference to Exhibit A to the company's definitive Proxy Statement dated March 13, 1992)

*(10b) Form of Indemnification Agreement with Officers and Directors (incorporated by reference to Exhibit 8 to the company's Annual Report on Form 10-K for the year ended December 31, 1989)

*(10c) Form of Directors 1989 Stock Units Compensation Agreement with T. Kimball Brooker (1,000 units) (incorporated by reference to Exhibit 9 to the company's Annual Report on Form 10-K for the year ended December 31, 1989)

*(10d) Form of Directors 1990 Stock Units Compensation Agreement with T. Kimball Brooker, Andrew McNally IV and Peter S. Willmott (1,000 units each) (incorporated by reference to Exhibit 6 to the company's Annual Report on Form 10-K for the year ended December 31, 1990)

*(10e) Form of Directors 1991 Stock Units Compensation Agreement with T. Kimball Brooker, Andrew McNally IV and Peter S. Willmott (1,000 units each) (incorporated by reference to Exhibit 10d to the company's Quarterly Report on Form 10-Q for the period ended June 29, 1991)

*(10f) Form of Amendment, dated as of July 24, 1991, to Directors Stock Units Compensation Agreements for 1990 and 1991 (incorporated by reference to Exhibit 10e to the company's Quarterly Report on Form 10-Q for the period ended June 29, 1991)

*(10g) Directors Retirement Plan and Form of Agreement (incorporated by reference to Exhibit 10 to the company's Annual Report on Form 10-K for the year ended December 31, 1989)

*(10h) Form of Amendment, dated as of July 24, 1991, to Directors Retirement Plan and Form of Agreement (incorporated by reference to Exhibit 10f to the company's Quarterly Report on Form 10-Q for the period ended June 29, 1991)

*(10i) Supplemental Executive Retirement Income Plan effective as of January 1, 1994 (incorporated by reference to Exhibit 10ab to the company's Annual Report on Form 10-K for the year ended December 31, 1994)

*(10j) Restated and Amended Zenith Salaried Retirement Savings Plan (incorporated by reference to Exhibit 10j to the company's Annual Report on Form 10-K for the year ended December 31, 1997)

*(10k) Long-Term Equity Compensation Plan (incorporated by reference to Form S-8 filed June 6, 1997)

*(10l)  Form of Employee Stock Option Agreement (incorporated by reference to
        Exhibit 10e to the company's Quarterly Report on Form 10-Q for the period ended April 1, 1995)

*(10m) Form of Employee Stock Option Agreement, Long-Term Equity Compensation Plan (incorporated by reference to Exhibit 10m to the company's Annual Report on Form 10-K for the year ended December 31, 1997)

 (10n) Stock Purchase Agreement dated July 17, 1995, between Zenith Electronics Corporation and LG Electronics, Inc. (incorporated by reference to Exhibit 2 to the company's Report on Form 8-K dated July 17, 1995)

*(10o) Employment Agreement, dated January 1, 1997, between Richard F. Vitkus and Zenith Electronics Corporation (incorporated by reference to Exhibit 10q to the company's Annual Report on Form 10-K for the year ended December 31, 1996)

*(10p) Employment Agreement, dated January 1, 1997, between Peter S. Willmott and Zenith Electronics Corporation (incorporated by reference to Exhibit 10r to the company's Annual Report on Form 10-K for the year ended December 31, 1996)

 (10q) Agreement between Jay Alix & Associates and Zenith Electronics Corporation, as amended (incorporated by reference to Exhibit 10s to the company's Annual Report on Form 10-K for the year ended December 31, 1997)

 (10r) Receivables Purchase Agreement dated as of March 31, 1997, between Zenith Electronics Corporation and Zenith Finance Corporation (incorporated by reference to Exhibit 10a to the company's Quarterly Report on Form 10-Q for the period ended March 29, 1997)

 (10s) Letter amendment, dated October 15, 1997, to Receivables Purchase Agreement dated as of March 31, 1997, between Zenith Electronics Corporation and Zenith Finance Corporation and to Zenith Trade Receivable Master Trust Pooling and Servicing Agreement dated as of March 31, 1997, among Zenith Finance Corporation, Zenith Electronics Corporation and Bankers Trust Company (incorporated by reference to
        Exhibit 10u to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

 (10t) Receivables Purchase Agreement dated as of March 31, 1997, between Zenith Microcircuits Corporation and Zenith Finance Corporation (incorporated by reference to Exhibit 10b to the company's Quarterly Report on Form 10-Q for the period ended March 29, 1997)

 (10u) Zenith Trade Receivable Master Trust Pooling and Servicing Agreement dated as of March 31, 1997, among Zenith Finance Corporation, Zenith Electronics Corporation and Bankers Trust Company (incorporated by reference to Exhibit 10c to the company's Quarterly Report on Form 10-Q for the period ended March 29, 1997)

 (10v) Lease Agreement dated as of March 26, 1997, by and between Fleet National Bank and Zenith Electronics Corporation (incorporated by reference to Exhibit 10d to the company's Quarterly Report on Form 10-Q for the period ended March 29, 1997)

 (10w) Lease Agreement dated as of March 26, 1997, by and between Fleet National Bank and Zenith Electronics Corporation of Texas
        (incorporated by reference to Exhibit 10e to the company's Quarterly Report on Form 10-Q for the period ended March 29, 1997)

 (10x) Participation Agreement dated as of March 26, 1997, by and among Zenith Electronics Corporation, General Foods Credit Corporation, Fleet National Bank and other lenders named, and First Security Bank, National Association (incorporated by reference to Exhibit 10f to the company's Quarterly Report on Form 10-Q for the period ended March 29,
        1997)

 (10y) Participation Agreement dated as of March 26, 1997, by and among Zenith Electronics Corporation of Texas, General Foods Credit Corporation, Fleet National Bank and other lenders named, and First Security Bank, National Association (incorporated by reference to
        Exhibit 10g to the company's Quarterly Report on Form 10-Q for the period ended March 29, 1997)

 (10z) Financial Support Agreement as of March 31, 1997, between LG Electronics Inc. and Zenith Electronics Corporation (incorporated by reference to Exhibit 10h to the company's Quarterly Report on Form 10-Q for the period ended March 29, 1997)

 (10aa) Subordination Agreement, dated as of November 3, 1997, among Zenith Electronics Corporation, Citicorp North America, Inc. and LG Electronics Inc., (incorporated by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ended September 27, 1997)

*(10ab) Performance Optimization Plan Agreement, dated April 7, 1997, between
        Richard F. Vitkus and Zenith Electronics Corporation (incorporated by reference to Exhibit 10ad to the company's Annual Report on Form 10-K for the year ended December 31, 1997)

*(10ac) Employment Agreement, dated January 12, 1998, between Jeffrey P.
        Gannon and Zenith Electronics Corporation (incorporated by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ended March 27, 1998)

*(10ad) Stock Option Agreement, dated January 12, 1998, between Jeffrey P.
        Gannon and Zenith Electronics Corporation (incorporated by reference to Exhibit 10a to the company's Quarterly Report on Form 10-Q for the period ended March 27, 1998)

*(10ae) Restricted Stock Award Agreement, dated January 12, 1998, between
        Jeffrey P. Gannon and Zenith Electronics Corporation (incorporated by reference to Exhibit 10b to the company's Quarterly Report on Form 10-Q for the period ended March 27, 1998)

 (10af) Restructuring Agreement dated August 7, 1998, between Zenith Electronics Corporation and LG Electronics, Inc. (incorporated by reference to Exhibit 10ah to the company's Registration Statement on Form S-4, file no. 333-61057)

*(10ag) Amended and Restated Employment Agreement, dated October 2, 1998, between Zenith Electronics Corporation and Richard F. Vitkus (incorporated by reference to Exhibit 10ai to the company's Registration Statement on Form S-4, file no. 333-61057)

*(10ah) Amendment dated August 7, 1998, to Employment Agreement between Zenith
        Electronics Corporation and Jeffrey P. Gannon (incorporated by reference to Exhibit 10aj to the company's Registration Statement on Form S-4, file no. 333-61057)

 (10ai) Reimbursement Agreement dated November 3, 1997, between LG Electronics Inc. and Zenith Electronics Corporation (incorporated by reference to
        Exhibit 10ak to the company's Registration Statement on Form S-4, file no. 333-61057)

 (10aj) First Amendment to Reimbursement Agreement, dated January 27, 1998, between LG Electronics Inc. and Zenith Electronics Corporation (incorporated by reference to Exhibit 10al to the company's Registration Statement on Form S-4, file no. 333-61057)

 (10ak) Amendment No. 1 and Waiver to the Restructuring Agreement, dated November 16, 1998, between Zenith Electronics Corporation and LG Electronics, Inc. (incorporated by reference to Exhibit 10am to the company's Registration Statement on Form S-4, file no. 333-61057)

 (10al) Guaranty Payment Agreement (Mexico), dated July 17, 1998, by and among LG Electronics, Inc., First Security Bank, National Association, not in its individual capacity but solely as indenture trustee, the listed lenders, General Foods Credit Corporation, and Fleet National Bank (incorporated by reference to Exhibit 10an to the company's Registration Statement on Form S-4, file no. 333- 61057)

 (10am) Guaranty Payment Agreement (Melrose Park), dated as of July 17, 1998, by and among LG Electronics Inc., First Security Bank, National Association, not in its individual capacity but solely as indenture trustee, the listed lenders, General Foods Credit Corporation, and Fleet National Bank (incorporated by reference to Exhibit 10ao to the company's Registration Statement on Form S-4, file no. 333-61057)

 (18) Letter re change in accounting principle (incorporated by reference to Exhibit 18 to the company's Quarterly Report on Form 10-Q for the period ended June 28, 1997)

 (21)   Subsidiaries of the company

 (23)   Consent of Independent Public Accountants

 (27)   Financial Data Schedule for the Year ended December 31, 1998
--------
* Represents a management contract, compensation plan or arrangement.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

                                          ZENITH ELECTRONICS CORPORATION
                                          (Registrant)

                                                   /s/ Jeffrey P. Gannon
                                          By: _________________________________
                                                     Jeffrey P. Gannon
                                               President and Chief Executive
                                                          Officer

                                          Date: March 31, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Jeffrey P. Gannon          President and Chief          March 31, 1999
______________________________________  Executive Officer
          Jeffrey P. Gannon             (Principal Executive
                                        Officer)

        /s/ Edward J. McNulty          Chief Financial Officer      March 31, 1999
______________________________________  (Principal Financial
          Edward J. McNulty             Officer)

       /s/ Lawrence D. Panozzo         Director of Corporate        March 31, 1999
______________________________________  Accounting and Planning
         Lawrence D. Panozzo            (Principal Accounting
                                        Officer)

            /s/ Hun Jo Lee             Chairman of the Board        March 31, 1999
______________________________________
              Hun Jo Lee

        /s/ T. Kimball Brooker         Director                     March 31, 1999
______________________________________
          T. Kimball Brooker

           /s/ Ki-song Cho             Director                     March 31, 1999
______________________________________
             Ki-song Cho

        /s/ Eugene B. Connolly         Director                     March 31, 1999
______________________________________
          Eugene B. Connolly

         /s/ Robert A. Helman          Director                     March 31, 1999
______________________________________
           Robert A. Helman


              Signature                       Title                                           Date
              ---------                       -----                                           ----

       /s/ Cha Hong (John) Koo         Director                     March 31, 1999
______________________________________
         Cha Hong (John) Koo

         /s/ Seung Pyeong Koo          Director                     March 31, 1999
______________________________________
           Seung Pyeong Koo

        /s/ Andrew McNally IV          Director                     March 31, 1999
______________________________________
          Andrew McNally IV
             /s/ Yong Nam              Director                     March 31, 1999
______________________________________
               Yong Nam

        /s/ Peter S. Willmott          Director                     March 31, 1999
______________________________________
          Peter S. Willmott

             /s/ Nam Woo               Director                     March 31, 1999
______________________________________
               Nam Woo

                   INDEX TO FINANCIAL STATEMENTS AND EXHIBITS

Consolidated Financial Statements

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

Unaudited Quarterly Financial Information

Report of Independent Public Accountants on Financial Statement Schedule

Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts

Exhibits:

(21) Subsidiaries of the company

(23) Consent of Independent Public Accountants

(27) Financial Data Schedule for the Year ended December 31, 1998

                       CONSOLIDATED FINANCIAL STATEMENTS

ZENITH ELECTRONICS CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS AND RETAINED EARNINGS (DEFICIT) In millions, except per share amounts

                                                   Year Ended December 31
                                                  ---------------------------
                                                   1998      1997      1996
                                                  -------  --------  --------
Net sales........................................ $ 984.8  $1,173.1  $1,287.9
Costs, Expenses and Other
  Cost of products sold..........................   905.5   1,180.5   1,257.0
  Selling, general and administrative (Note
   Four).........................................   126.6     178.3     167.8
  Engineering and research.......................    39.1      42.9      46.7
  Other operating expense (income), net (Notes
   One, Three and Ten)...........................   (43.0)     42.4     (26.3)
  Restructuring charges (Note Seven).............   202.3       --        9.3
                                                  -------  --------  --------
Operating loss...................................  (245.7)   (271.0)   (166.6)
Gain (loss) on asset sales, net..................    16.6      (4.6)      0.3
Interest expense.................................   (14.6)    (11.9)    (12.5)
Interest expense--related party (Note Six).......   (29.7)    (13.6)     (2.6)
Interest income..................................     0.9       0.9       3.6
                                                  -------  --------  --------
Loss before income taxes.........................  (272.5)   (300.2)   (177.8)
Income taxes (credit) (Note Eight)...............     3.0      (0.8)      0.2
                                                  -------  --------  --------
Net loss......................................... $(275.5) $ (299.4) $ (178.0)
                                                  =======  ========  ========
Net loss per share of basic and diluted common
 stock (Note Twenty)............................. $ (4.08) $  (4.49) $  (2.73)
                                                  =======  ========  ========
Retained Earnings (Deficit)
  Balance at beginning of year................... $(661.7) $ (362.3) $ (184.3)
  Net loss.......................................  (275.5)   (299.4)   (178.0)
                                                  -------  --------  --------
  Retained earnings (deficit) at end of year..... $(937.2) $ (661.7) $ (362.3)
                                                  =======  ========  ========



  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ZENITH ELECTRONICS CORPORATION
CONSOLIDATED BALANCE SHEETS
In millions, except share and per share data

                                                                December 31
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
                           Assets
Current Assets
  Cash....................................................... $   --   $   --
  Receivables, net of allowance for doubtful accounts of
   $42.0 and $-- ,
    respectively.............................................   127.0     21.7
  Receivable from related party (Note Six)...................     8.5      6.4
  Inventories (Note Eleven)..................................    84.2    159.1
  Transferor certificates (Note Twelve)......................     --      99.7
  Other......................................................    10.8     26.3
                                                              -------  -------
    Total current assets.....................................   230.5    313.2
Property, plant and equipment, net (Note Thirteen)...........    50.2    171.1
Receivable from related party (Note Fourteen)................    21.3      --
Property held for disposal (Notes One and Seven).............    43.0      5.7
Other noncurrent assets......................................     5.0     37.7
                                                              -------  -------
      Total assets........................................... $ 350.0  $ 527.7
                                                              =======  =======
            Liabilities and Stockholders' Equity
Current Liabilities
  Short-term debt (Note Fifteen)............................. $  47.8  $  72.0
  Short-term debt with related party (Note Six)..............   192.1      --
  Current portion of long-term debt (Note Sixteen)...........     5.8     15.3
  Accounts payable...........................................    48.1     91.3
  Accounts payable with related party (Note Six).............   136.1    145.9
  Compensation and retirement benefits (Note Nineteen).......    35.7     41.2
  Product warranties.........................................    17.8     18.3
  Co-op advertising and merchandising programs...............    23.7     30.6
  Restructuring costs (Note Seven)...........................    31.3      --
  Income taxes payable.......................................     4.2      0.7
  Other accrued expenses.....................................    59.3     51.6
                                                              -------  -------
    Total current liabilities................................   601.9    466.9
Long-term liabilities (Note Nineteen)........................     3.6      8.8
Long-term liabilities with related party (Note Six)..........    11.2      8.2
Long-term debt (Note Sixteen)................................    97.8    132.8
Stockholders' Equity
  Preferred stock, $1 par value; 8,000,000 shares authorized;
   none outstanding..........................................     --       --
  Common stock, $1 par value; 150,000,000 shares authorized;
   67,630,628 and 67,130,628 shares issued...................    67.6     67.1
  Additional paid-in capital.................................   506.8    507.3
  Retained earnings (deficit)................................  (937.2)  (661.7)
  Cost of 105,181 common shares in treasury..................    (1.7)    (1.7)
                                                              -------  -------
    Total stockholders' equity (Note Seventeen)..............  (364.5)   (89.0)
                                                              -------  -------
      Total liabilities and stockholders' equity............. $ 350.0  $ 527.7
                                                              =======  =======

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ZENITH ELECTRONICS CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
In millions

                                                Increase (Decrease) in Cash
                                                  Year Ended December 31
                                               -------------------------------
                                                 1998       1997       1996
                                               ---------  ---------  ---------
Cash Flows from Operating Activities
Net loss.....................................  $  (275.5) $  (299.4) $  (178.0)
Adjustments to reconcile net loss to net cash
 provided (used) by operations:
 Depreciation................................       31.2       38.0       35.0
 Non-cash restructuring charges/charge for
  asset impairment...........................      144.6       63.7        --
 Employee retirement plan contribution made
  in stock...................................        --         4.9        5.3
 (Gain) loss on asset sales, net.............      (16.6)       4.6       (0.3)
 Charge for donated services.................        --         2.2        --
 Other.......................................        1.5        0.5        1.6
 Changes in assets and liabilities:
   Current accounts..........................      (47.4)     260.1      116.4
   Other assets..............................        3.3        3.6       (3.9)
   Other liabilities.........................        6.9        7.6        --
                                               ---------  ---------  ---------
Net cash provided (used) by operating
 activities..................................     (152.0)      85.8      (23.9)
                                               ---------  ---------  ---------
Cash Flows from Investing Activities
 Capital additions...........................       (8.1)     (69.5)    (105.0)
 Capital additions purchased from related
  party......................................       (0.3)     (13.0)     (24.0)
 Proceeds from asset sales...................       57.4      187.7        4.3
 Transferor certificates decrease
  (increase).................................      110.7     (110.7)       --
 Distribution of investor certificates.......      (41.0)     (84.0)       --
                                               ---------  ---------  ---------
Net cash provided (used) by investing
 activities..................................      118.7      (89.5)    (124.7)
                                               ---------  ---------  ---------
Cash Flows from Financing Activities
 Short-term borrowings, net..................       77.8       25.0       47.0
 Proceeds from issuance of long-term debt....        --        45.0        --
 Proceeds from issuance of common stock,
  net........................................        --         1.1       15.7
 Principal payments on long-term debt........      (44.5)     (67.4)      (7.3)
                                               ---------  ---------  ---------
Net cash provided by financing activities....       33.3        3.7       55.4
                                               ---------  ---------  ---------
Cash
 Decrease in cash............................        --         --       (93.2)
 Cash at beginning of year...................        --         --        93.2
                                               ---------  ---------  ---------
 Cash at end of year.........................  $     --   $     --   $     --
                                               =========  =========  =========
Increase (decrease) in cash attributable to
 changes in current accounts:
 Receivables, net............................  $  (113.8) $   186.6  $    (7.5)
 Income taxes, net...........................        3.5       (0.6)       0.1
 Inventories.................................       79.7       90.2      (53.1)
 Other assets................................       10.5       (9.7)      (3.3)
 Accounts payable and accrued expenses.......      (27.3)      (6.4)     180.2
                                               ---------  ---------  ---------
Net change in current accounts...............  $   (47.4) $   260.1  $   116.4
                                               =========  =========  =========
Supplemental disclosure of cash flow
 information-
 Cash paid (refunded) during the year for:
   Interest..................................  $    38.1  $    24.8  $    14.1
   Income taxes..............................       (0.8)      (9.3)       0.9
 Non-cash activity:
   Asset and additional paid-in capital
    recorded related to guarantee fee........  $     --   $    39.7  $     --
   Liability recorded related to deferred
    gain on sale leaseback...................        --        10.2        --

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note One--Significant Accounting Policies: Nature of operations: The company's core business--the development, manufacture and distribution of a broad range of products for the delivery of video entertainment--is composed of two major product segments: Consumer Electronics, which includes the design, development, manufacture and marketing of video products (including color television sets and other consumer products) along with parts and accessories for such products and purchased VCRs, all of which are sold principally to retail dealers in the United States and to retail dealers and wholesale distributors in foreign countries; and Network Systems products, which include digital and analog set-top boxes and cable modems, interactive television and data communication products, which are sold primarily to cable television operators, telecommunications companies and other commercial users of these products.

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

  Reclassifications: Certain reclassifications have been made to prior year data to conform to the current year presentation and had no effect on net income reported for any period.

  Statements of consolidated cash flows: The company considers time deposits, certificates of deposit and all highly liquid investments purchased with an original maturity of three months or less to be cash.

  Inventories: Inventories are stated at the lower of cost or market. Costs are determined for all inventories using the first-in, first-out (FIFO) method.

  Properties and depreciation: Property, plant and equipment is stated at cost. Additions of machinery and equipment with lives of eight years or more are depreciated using the straight-line method over their useful lives, which range from 8 to 12 years. Accelerated methods are used for depreciation of certain other machinery and equipment items, including high technology equipment that may be subject to rapid economic obsolescence. Useful lives for these items range from 4 to 5 years. Additions of buildings are depreciated by the straight-line method over their useful lives, which range from 10 to 33 years.

  Property held for disposal is reported at the lower of carrying amount or fair value, less cost to sell, and is not depreciated. This property includes certain facilities and land no longer used in the company's operations. See Notes Seven and Thirteen for additional information on property held for disposal.

  Rental expenses under operating leases were $19.9 million, $20.7 million, and $12.8 million in 1998, 1997 and 1996, respectively. The 1997 increase in rental expense was due to the sale-leaseback transaction that was entered into in April 1997, and terminated in July 1998. See Note Fourteen for additional information on the sale-leaseback transaction.

  Future minimum lease payments required under operating leases were $8.8 million in 1999, $3.2 million in 2000, $2.2 million in 2001, $1.8 million in 2002 and $2.3 million in 2003 and beyond.

  The company capitalizes interest on major capital projects. The company capitalized no interest in 1998, $4.1 million of interest in 1997 and $2.3 million of interest in 1996.

  Engineering, research, product warranty and other costs: Engineering and research costs are expensed as incurred. Estimated costs for product warranties are provided at the time of sale based on experience factors. The costs of co-op advertising and merchandising programs are also provided at the time of sale.

  Foreign currency: The company uses the U.S. dollar as the functional currency for all foreign subsidiaries. Foreign exchange gains and losses are included in Other operating expense (income) and were not material in 1998, 1997 and 1996.

  Stock options: The company values all stock-based compensation based on the estimated fair value at the grant date and spreads the deemed cost over the vesting period. The standard permits a choice of whether to charge operations or disclose the calculated cost as pro forma information. The company has chosen to disclose the calculated cost as pro forma information. See Note Eighteen.

  Impairment of Long-lived Assets: The company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset carrying value is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. See Notes Three and Seven for additional information.

  Comprehensive Income: The company adopted Statement of Financial Accounting Standards ("FAS") No. 130--Reporting Comprehensive Income--effective in 1998. This statement requires that certain items recorded directly in stockholders' equity be classified as comprehensive income. Comprehensive income and its components may be presented in a separate statement, or may be included in the statement of stockholders' equity or the statement of income. The company has no items which will be classified as comprehensive income; thus the adoption of the FAS had no impact on the presentation of the company's financial statements.

  Note Two--Financial Results and Liquidity: The company continues to face liquidity problems caused by its significant debt burden and its continuing net losses. The company incurred net losses of $275.5 million, $299.4 million and $178.0 million in 1998, 1997 and 1996, respectively. The company's cash flows in 1998, 1997 and 1996 were, and absent restructuring, its projected cash flows in future years are insufficient to meet its operating expenses, including its current interest and principal repayment obligations. The company's independent public accountants included in their reports on the company's consolidated financial statements for the fiscal years ended December 31, 1998 and 1997 an explanatory paragraph that describes the significant uncertainty about the company's ability to continue as a going concern due to recurring losses and a negative working capital position, and that the company's financial statements do not reflect any adjustment that might result from the outcome of this uncertainty.

  During the first quarter of fiscal 1998, the company's management developed and began implementing an operational restructuring to enhance the long-term viability of the company by reducing production costs and concentrating on areas in which the company believes it can operate profitably. Pursuant to the operational restructuring, the company intends to become a sales, distribution and technology company by discontinuing all or substantially all of its manufacturing operations, outsourcing all or substantially all components and products, selling certain assets and focusing on the development of its technologies, patent rights, parts and service operations and accessory business.

  During the first quarter of fiscal 1998, the company commenced efforts to restructure its debt and equity capitalization in order to enable it to implement the operational restructuring. The financial restructuring would reduce the company's overall debt and other obligations by approximately $300 million by exchanging (i) $200 million of debt and other liabilities owed to LGE for 100 percent of new common stock; (ii) the company's current subordinated debentures due 2011 in an aggregate principal amount of $103.6 million plus accrued interest thereon for new subordinated debentures in an aggregate principal amount of $50 million; and (iii) approximately $32.4 million of indebtedness to LGE for certain assets located at the company's manufacturing plant in Reynosa, Mexico, which have an appraised value equal to such amount. As a consequence of the financial restructuring, the company's current common stock will be canceled and the holders of that common stock (including LGE) will receive no distribution and retain no property in respect of their holdings of old common stock under the financial restructuring.

  On August 10, 1998, the company filed a Registration Statement on Form S-4 which contains information relating to the company's proposed financial and operational restructuring plans along with information regarding a prepackaged plan of reorganization. The Securities and Exchange Commission review and response processes to make the filing of the Form S-4 Registration Statement effective are underway.

  As amended in December 1998, the company's current credit facility expires on the earlier of a bankruptcy filing by the company and April 30, 1999. Further extension or a replacement of the credit facility may be necessary, but there can be no assurance that the company will be able to do so or of the terms on which it would be able to do so. The company has entered into a commitment letter regarding financing during the prepackaged Chapter 11 case and following consummation of the prepackaged plan. See Note Twenty Two. The company believes that, giving effect to the financing contemplated in the commitment letter, following consummation of the prepackaged plan, the company's cash generated by operations and the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its debt service requirements and other capital requirements. However, such belief is based on various assumptions, including those underlying its business plan projections. Accordingly, there can be no assurance that the company's financial resources will be sufficient for the company to satisfy its debt service obligations and other capital requirements.

  Note Three--Impairment of Long-lived Assets: In 1998, impairment of long-lived assets was related to the company's operational restructuring plan and as a result such charges were included in Restructuring expense. See Note Seven for further discussion.

  During the fourth quarter of 1997, an impairment was recognized for the Consumer Electronics business because the future undiscounted cash flows of assets were estimated to be insufficient to recover their related carrying values. As such, the company recognized an expense of $53.7 million and established a valuation reserve for the write-down of the excess carrying value over fair market value. The fair market value used in determining the impairment loss was based upon management and third party valuations, including estimates of potential environmental liabilities. This charge is included in Other operating expense (income).

  The impairment related primarily to the company's assets associated with its color picture tube (CPT) and computer display tube (CDT) plant at Melrose Park, Illinois, and certain assembly plant operations in Reynosa, Mexico. An accumulation of many adverse circumstances during 1997 called into question the recovery of the carrying values of Melrose Park including: the company's decision to exit from 19/200 tube production; unrecoverable new capital costs significantly in excess of plans ($118 million v. $81 million) for partial plant automation and new CDT production capability; the inability to produce the new CDTs economically; sudden adverse market developments in 150-CDT demand and 15/170 CDT pricing; and persistent historic and projected operating cash flow losses along with the need for continuing maintenance capital investment.

  Further, at the Reynosa, Mexico, assembly plant, certain facts indicated potential impairment: its exit from small television assembly; the relocation of certain parts/service operations to Huntsville, Alabama; and the planned vacating of certain buildings on site. These factors during 1997, coupled with historic and projected operating cash flow losses and the need for continuing maintenance capital indicated that an impairment existed in the company's Consumer Electronics manufacturing assets.

  During the third quarter of 1997, the company recorded a charge of $10.0 million related to the impairment of certain long-lived assets to be disposed of. The charge related primarily to (i) assets that were sold or scrapped as a result of the company's decision to phase out of its printed circuit board operation, (ii) assets that were sold or scrapped as a result of the company's decision not to develop the proposed large-screen picture tube plant in Woodridge, Illinois and (iii) a building in Canada that was sold in December 1997. The amount of the charge is included in Other operating expense (income).

  The impairment charges discussed above are based upon management and third party estimates of the recoverability of long-lived assets and the fair value of the related assets. It is reasonably possible that the company's estimates of the recoverability of long-lived assets and the fair value may change as new information becomes available and circumstances change.

  Note Four--Charge for Bad Debts: During the third quarter of 1998, the company's trade receivable securitization agreement was terminated. As a result, receivables are no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) do not exist. In connection with the cancellation of the agreement, the receivables and an allowance for doubtful accounts were recorded in the company's financial statements. As of December 31, 1998, the allowance for doubtful accounts was $42.0 million of which $9.5 million was charged to Selling, general and administrative expense in 1998, and $32.5 million was reclassified from transferor certificates due to the cancellation of the receivable securitization agreement. The 1998 charge of $9.5 million included an additional charge of $3.3 million related to the Brazilian customer discussed below.

  In November 1995, the company entered into a contract with a customer in Brazil to purchase televisions and television kits and to assemble and distribute Zenith brand televisions in that country. In early 1997, this customer discontinued timely payments of its obligations, and sought to renegotiate both the timing and the amount of the obligations to the company. While the company and this customer continued to negotiate in an attempt to reach a business solution, litigation was commenced by both parties in Brazil. The company had also initiated litigation against this customer in the United States. In late 1997, this matter was settled. The agreement provided that the company would make certain parts and components available to this customer, and would receive an $11.0 million settlement payable in installments over eleven months. As a result of the above problems, the company recorded a $21.3 million bad debt charge during 1997 related to this customer, which reflected the company's estimated loss as of December 31, 1997. This bad debt charge increased the transferor certificate valuation allowance.

  Note Five --Accounting Changes: During 1997, the company changed its accounting policy for most tooling expenditures. The old policy was to charge most tooling expenditures to expense in the period acquired. The new policy is to defer the tooling charges incurred subsequent to March 29, 1997, over a 20-month period in order to more appropriately match the costs with their period of benefit. The accounting policy for picture tube tooling remains the same, which is to amortize that tooling over a four-year period. This change was accounted for as a change in accounting estimate affected by a change in accounting principle and was accounted for on a prospective basis. The change decreased tooling expense by $8.9 million and decreased the loss per share by $.13 in 1997.

  Effective January 1, 1996, the company changed its inventory costing method for its picture tube inventories from LIFO to FIFO. There had been a strategic marketing shift in the company toward selling more larger-screen television sets and less smaller-screen sets. The picture tubes for the smaller-screen television sets were manufactured by the company and had been costed using LIFO. It was expected that the LIFO picture tube inventory pool would decrease and this decrease would create a LIFO liquidation resulting in a poor matching of current costs with current revenues. As a result, the company believed that the FIFO method was preferable as it would provide a more appropriate and consistent matching of costs against revenues. This change in accounting had no material impact on quarterly results and as a result, quarterly information was not restated. The effect of this change in accounting principle was to reduce the net loss reported for 1996 by $2.7 million, or $.04 per share, retroactively restating the financial statements.

  Note Six--Related Party: In November 1995, a change in control of the company occurred, in which LGE purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of December 31, 1998, LGE owned 36,569,000 shares, excluding vested but unexercised options, of common stock of the company which represents 54.2 percent of the outstanding common stock. Because LGE owns a majority of the issued and outstanding common stock, it effectively controls the outcome of any matter requiring action by a majority of the company's stockholders, including the election of a majority of the company's directors and any future change in control of the company.

  On August 7, 1998, the company entered into a restructuring agreement with LGE which sets forth the terms and conditions pursuant to which LGE has agreed to participate in and assist the company with its proposed financial and operational restructuring plans. The restructuring agreement provides that LGE may lend or provide indirect credit support up to $60 million, subject to certain conditions, including consummation of the prepackaged plan, to enable the company to implement the operational restructuring. Pursuant to the restructuring agreement, LGE has agreed to vote in favor of the prepackaged plan, subject to compliance with applicable laws. Further, the company has agreed, among other things, to provide LGE access to all properties and records of the company, promptly notify LGE of any alternative proposal such as a prospective business combination, pay monthly accrued interest due LGE under the reimbursement and financial support agreements, and obtain consent from LGE for significant transactions such as the material acquisition of assets, subjection of assets to liens, cancellation of indebtedness, establishment of material contracts, the hire of new executive officers, or establishment of new lines of business.

  LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during 1998, 1997 and 1996.

  Product purchases: In the ordinary course of business, the company purchases VCRs, television-VCR combinations and components from LGE and its affiliates. The company purchased $50.7 million, $93.3 million and $128.8 million of these items in 1998, 1997 and 1996, respectively. Sales of products purchased from LGE and its affiliates contributed $59.8 million, $112.3 million and $141.4 million to sales in 1998, 1997 and 1996, respectively. The purchase prices were the result of negotiations between the parties and were consistent with third party bids.

  In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sells and ships VCRs directly to the company's two largest customers and pays the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. The license fee payable by LGE is comparable to licensing rates charged by the company to unrelated parties. During 1998, the company accrued approximately $1.5 million in royalties for the use of the company's brand names pursuant to this direct shipment program. A similar arrangement was entered into in April 1997, in Canada where LGE's Canadian affiliate sells Zenith branded VCRs under a license from the company. Pursuant to that arrangement, the company received payment from LGE of approximately $0.3 million in 1998 and less than $60,000 in 1997.

  Equipment purchases: The company purchased approximately $0.3 million, $13.0 million and $24.0 million of production machinery and equipment from LGE during 1998, 1997 and 1996, respectively. The machinery and equipment related primarily to new production lines in the company's picture tube plant for the manufacture of computer display tubes.

  Product and other sales: The company sells televisions, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales in 1998, 1997 and 1996, by the company to LGE and its affiliates were $53.6 million, $55.1 million and $29.4 million, respectively.

  In December 1996, the company closed its wholly-owned Canadian distributor and sold the remaining inventory to LGE at book value. The company entered into a distributor agreement with an LGE subsidiary whereby such subsidiary became the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's products in Mexico. During 1998, the company's sales to the LGE Canadian and Mexican subsidiaries were $27.3 million and $19.6 million, respectively. During 1997, the company's sales to the LGE Canadian and Mexican subsidiaries were $25.5 million and $16.8 million, respectively. These amounts are included in the sales figures discussed above. The company did not have any sales to these LGE subsidiaries in 1996.

  Included in the financial statements is $8.5 million of related party receivables from LGE and its affiliates as of December 31, 1998. The balance represents $2.7 million of receivables related to license and warranty fees from direct shipment of VCRs. The remaining balance of $5.8 million relates primarily to sales, in the ordinary course of business, of televisions, picture tubes, yokes and other manufactured subassemblies during 1998.

  Technical agreements: The company and LGE are currently operating under several technology agreements and licenses, including: LGE engineering support for HDTV development and related technical and intellectual property; technology and patent licenses to LGE to develop flat tension mask products; and agreements granting LGE the right to use the company's patents on television tuners. LGE's payment in 1998, 1997 and 1996, to the company under these agreements and licenses was $0.4 million, $0.6 million and $1.0 million, respectively.

  An affiliate of LGE has licensed certain technological information from Zenith relating to the manufacture of VSB modulation equipment under a 1998 agreement. That agreement allows the LGE affiliate to use technical information and design schematics as the basis for further development of commercial products. Under the agreement, Zenith received $300,000 in 1998 in up-front payments and additional royalty payments per unit sold by the LGE affiliate based on Zenith's design. This agreement does not include a license on the VSB patent.

  In September 1997, the company and LGE entered into a High Definition TV Receiver Project Agreement. As called for in the agreement, the company received $4.5 million from LGE toward funding for the project. In return, LGE will receive a percentage of applicable royalties the company anticipates receiving until such time as LGE has received the $4.5 million. This obligation is included in Long-term liabilities to related party.

  Service Assistance: In 1998, employees of LGE provided certain services to the company that were covered under various agreements. The cost of these services was $1.5 million. In addition, a U.S. affiliate of LGE has provided a guarantee of the company's obligations under the employment agreement and indemnity agreement with Jeffrey P. Gannon, the company's President and Chief Executive Officer.

  In 1997, employees of LGE provided certain services to the company for which LGE was not compensated. These donated services were valued at $2.2 million (the actual costs of payroll, travel and living expenses) and the accounting treatment was to recognize the value of these expenses in the company's income statement and in additional paid-in capital. In 1996, employees of LGE provided certain services to the company for which LGE was not compensated; the value of these services was not material.

  In 1997, employees of LGE provided certain services to the company that were covered under service agreements. The company's payments ($1.1 million) and payable ($3.7 million) to LGE for such services totaled $4.8 million. The payable was included in Long-term liabilities to related party. Costs for 1996 were $0.3 million.

  In late December 1997, the company entered into an agreement with an LGE affiliate pursuant to which certain software development, design and support services are provided. Projects under the agreement include the company's Year 2000 Readiness support. Payments to the affiliate were $1.1 million and $0.1 million in 1998 and 1997, respectively.

  Interest Expense: A summary of the interest expense and associated rates for related party transactions is as follows:

                                                    1998     1997     1996
                                                  Interest Interest Interest
                                                  Expense  Expense  Expense
                                                  -------- -------- -------- ---
                                                         In millions
   Secured credit facility.......................  $ 2.2    $  --     $ --
   Extended accounts payables with LGE...........   15.1      9.6      2.6
   Amortization of stock options.................    5.1      4.0       --
   Leveraged lease claims........................    4.0       --       --
   Reimbursement claims..........................    3.3       --       --
                                                   -----    -----     ----
   Total related party interest expense..........  $29.7    $13.6     $2.6
                                                   =====    =====     ====

                                                    1998     1997     1996
                                                  Interest Interest Interest
                                                    Rate     Rate     Rate
                                                  -------- -------- --------
   Secured credit facility.......................   12.2%     n/a      n/a
   Extended accounts payable with LGE............   13.4%     7.9%     6.4%
   Leveraged lease claims........................   12.3%     n/a      n/a
   Reimbursement claims..........................   10.5%     n/a      n/a

  In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. The term of the facility (as amended) is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime, after April 30, 1999. Repayment is due in full at the end of the term. The first such borrowing occurred in May 1998, and as of December 31, 1998, $30.0 million was outstanding under the facility. The facility is secured by a second lien on certain of the company's assets, including its VSB technology, and is subject to certain terms and conditions.

  Accounts payable with related party included $136.1 million and $145.9 million to LGE and its affiliates as of December 31, 1998 and December 31, 1997, respectively. In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payables arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended payables was $135.6 million and $144.3 million as of December 31, 1998 and 1997, respectively. The company is charged interest for the extended period at rates reflecting then-current market conditions in Korea.

  In return for LGE providing support for certain financing activities of the company entered into in April 1997, the company granted options to LGE to purchase 3,965,000 common shares of the company at an exercise price of $0.01 per share. These options were exercisable over a 12-1/2 year period with 793,000 options vesting in each of the first three years, 175,000 options vesting in years 4 through 12 and 11,000 options vesting in the last half year. (In 1998, the balance of 2,219,000 of LGE's stock options was canceled.) The accounting for these stock options was based upon their fair value with that fair value being amortized straight-line to interest expense over the term of the associated commitments. The quoted market price of the stock at the time of issuance was $10.00 per share. The market price was used as the fair value of the options as the company believed this provided the best representation of the options' fair value. The related deferred financing charge, net of amortization, was recorded as follows as of December 31,1997:
$30.1 million in Noncurrent other assets and $5.1 million in Current other assets. The portions of the deferred financing charges applicable to the sale-leaseback transaction and the receivables securitization were written off in the third quarter of 1998 as part of the restructuring charge discussed in Note Seven.

  See Note Fourteen and Note Fifteen for discussion of the leveraged lease claims and the Reimbursement claims between the company and LGE.

  Other Items: In August 1997, the company received $30.0 million from LGE representing payments in advance for 1997 sales from the company to LGE. The amount was recorded as a liability and as sales were made to LGE, the liability balance was reduced. As of December 31, 1997, $0.6 million of the liability to LGE, which was repaid in 1998, remained and was included in accrued expenses.

  The company currently leases space from an LGE subsidiary in (i) Huntsville, Alabama, for its Parts & Service group, (ii) Ontario, California, for a warehouse and (iii) San Jose, California, for its Network Systems group. Lease payments, at market rates, for these facilities were approximately $0.6 million in 1998 and $0.3 million in 1997.

  Note Seven--Restructuring and Other Charges: During 1998, the company provided for impairment of assets and restructuring costs related to its operational restructuring plan, whereby the company intends to transform itself from an integrated manufacturer and distributor of consumer electronics products into a sales, distribution and technology company. The company's current business plan requires that it close and dispose of all, or substantially all, of its manufacturing facilities and outsource all, or substantially all, product lines.

  A summary of the restructuring charges recorded in 1998 is as follows:

                                  Restructuring  Asset            Restructuring
                                   Charges at   Write-    Cash     Reserve at
                                    Inception     off    Payment  Dec. 31,1998
                                  ------------- -------  -------  -------------
                                                  In millions
Loss on termination of leveraged
 lease..........................     $ 68.8     $ (68.8) $  --        $ --
Deferred financing charge/bank
 fee write-off..................       36.6       (34.5)   (2.1)        --
Accelerated amortization of de-
 ferred gain....................       (9.1)        9.1     --          --
Impairment of property, plant
 and equipment..................       47.2       (47.2)    --          --
Severance and other employee
 costs..........................       24.8         --     (9.4)       15.4
Plant closure and business exit
 costs..........................       18.8         --     (3.8)       15.0
Professional fees...............       11.5         --    (10.9)        0.6
Inventory writedowns............        3.2        (3.2)    --          --
Other...........................        0.5         --     (0.2)        0.3
                                     ------     -------  ------       -----
    Total restructuring
     charges....................     $202.3     $(144.6) $(26.4)      $31.3
                                     ======     =======  ======       =====

  As described in Note Fourteen, the company incurred a $68.8 million loss in the third quarter on the termination of the leveraged lease on equipment at Melrose Park, Illinois and at Reynosa and Juarez, Mexico. The company's payment obligations under the lease were fully guaranteed by LGE, which made a negotiated settlement payment of $90.1 million in the third quarter of 1998 to the lessor. The appraised value of the equipment is significantly less than the original investment value, thus resulting in the loss of $68.8 million. This loss was calculated as the difference between the $90.1 million liability to LGE for settlement of the lease obligation and the $21.3 million appraised fair value of the equipment.

  Of the $36.6 million expense for banking and deferred financing fees, $28.3 million of the fees related to the leveraged lease. (The former amount does not include the accelerated amortization of the remaining $9.1 million deferred gain related to the 1997 sale of assets into the leveraged lease.) Also, $3.9 million was related to the receivable securitization as discussed in Note Twelve and $1.6 million was related to the credit facility with Citicorp that was amended in the third quarter of 1998 as discussed in Note Fifteen. Additionally, the company incurred $2.8 million in banking and financing fees and expenses related to its continuing efforts to secure financing commitments.

  The impairment of property, plant, and equipment of $47.2 million relates primarily to the company's commitment in 1998 to dispose of its manufacturing facilities. During the fourth quarter, the company identified and entered into agreements with various suppliers to outsource its product lines, thus enabling the company to commit to disposing of certain assets. As of December 31, 1998, the company had announced the closure of the Melrose Park, Illinois, Juarez, Mexico, and Matamoros, Mexico manufacturing facilities, and that those assets were being held for disposal. The company began winding down production at each of these facilities in the fourth quarter, and subsequent to December 31, 1998, both the Juarez and the Matamoros facilities were shut down. Melrose Park production has ceased as well. Although the company continues to operate its Chihuahua, Mexico facility, it is seeking a buyer for the entire Network Systems business, which this facility supports. Thus, the Chihuahua property, plant, and equipment is also considered held for disposal. See Note Nine for the results of operations for the Networks Systems business. The carrying value of property, plant, and equipment related to all of the assets held for disposal is $43.0 million. The only manufacturing facilities to be used by the company to produce its 1999 product line will be the company's Chihuahua and Reynosa, Mexico facilities. This latter facility will be transferred to LGE upon consummation of the prepackaged plan of reorganization in exchange for the cancellation of certain of the company's obligations to LGE. The Reynosa facility will be transferred to LGE at its fair value, which approximates the company's current carrying value.

  Impairment losses were calculated based on the excess of the carrying amount of assets over the assets' fair values. The fair values used in determining impairment losses were based upon management's estimates of expected sales proceeds and third-party appraisals and valuations, including management and third party estimates of potential environmental liabilities. The fair value estimates considered whether the assets are expected to be sold as going-concern operations or under orderly liquidation. Previously, the fair value estimates for these assets reflected the company's continued use of the assets. The change in fair value estimates was due to the company's commitment to dispose of certain assets and resulted in the additional impairment charge incurred during the fourth quarter of 1998.

  The company plans to dispose of all of these assets during 1999, by either selling portions of operations, properties, equipment, and inventories as going concerns, by selling individual assets located at the facilities, or by permanently idling assets to the extent that they remain unsold.

  The impairment charges discussed above are based upon management and third party estimates of the recoverability of long-lived assets and the fair value of related assets. It is reasonably possible that the estimates of the recoverability of long-lived assets and the fair value may change as new information becomes available and circumstances change.

  It is anticipated that the implementation of the company's operational restructuring plan will result in the termination, at a cost of $22.9 million, of approximately 4,200 employees by December 31, 1999, primarily at the company's manufacturing facilities. During 1998, the Company terminated approximately 2,500 of these employees. These terminations resulted in expenditures of $7.5 million in 1998, with $15.4 million remaining to be paid in 1999. Additionally, during 1998, the company incurred expenditures of $1.9 million to retain key management employees throughout the operational restructuring process.

  Included in the total $18.8 million of plant closure and business exit costs are $5.8 million of plant costs at the Melrose Park, Illinois facility incurred to maintain the property subsequent to the cessation of manufacturing activities. In addition, plant closure and business exit charges reflect $2.1 million of legal costs, $2.1 million of duty payments related to plant equipment in Mexico that the company is selling or disposing of and a $1.5 million charge for the early termination of various leases. An additional charge of $2.9 million was incurred for payments given to Melrose Park employees to stabilize employment and maintain production after the announcement of the plant closure. Plant closure and business exit costs also included a $2.9 million charge related to management salaries and labor costs associated with the closure of the facilities and $1.5 million of other exit/plant closure costs. The company has incurred cash outlays of $3.8 million in 1998 of plant closure and business exit costs, and the company expects to incur additional cash outlays of $16.0 million in 1999 and 2000, of which $15.0 million was accrued as of December 31, 1998.

  The $11.5 million charge for professional fees reflects work performed by outside professionals to support the development of the company's operational and financial restructuring plans.

  The company did not incur any restructuring costs during 1997.

  During the fourth quarter of 1996, the company recorded $9.3 million of restructuring charges. The restructuring was composed of $5.2 million of charges related to severance costs associated with employment reductions (mostly in the company's U.S. salaried workforce) and $4.1 million of charges associated with the shutdown of the company's wholly-owned Canadian distributor. Substantially all of the provisions were related to cash expenditures made during 1997. A summary of the restructuring reserve activity related to the restructuring is as follows:

                          Restructuring                          Restructuring
                           Reserve at   Asset                     Reserve at
                          December 31,  Write-    Cash   Reserve December 31,
                              1996       off    Payments Release     1997
                          ------------- ------  -------- ------- -------------
                                                In millions
Severance costs.........      $5.2      $ --     $(5.2)   $ --       $--
Canadian distributorship
 shutdown...............       4.1       (0.3)    (2.7)    (1.1)      --
                              ----      -----    -----    -----      ----
Total restructuring
 charges................      $9.3      $(0.3)   $(7.9)   $(1.1)     $--
                              ====      =====    =====    =====      ====

  Note Eight--Income Taxes: The components of income taxes (credit) were as follows:

                                                       Year Ended December 31
                                                      -------------------------
                                                       1998     1997     1996
                                                      ------- --------  -------
                                                            In millions
Currently payable (refundable):
  Federal............................................ $   --  $    0.1  $   --
  State, local and foreign...........................     3.0     (0.9)     0.2
                                                      ------- --------  -------
Total income taxes (credit).......................... $   3.0 $   (0.8) $   0.2
                                                      ======= ========  =======

  The statutory federal income tax rate and the effective tax rate are compared below:

                                                 Year Ended December 31
                                                 ---------------------------
                                                  1998      1997      1996
                                                 -------   -------   -------
Statutory federal income tax rate...............   (35.0)%   (35.0)%   (35.0)%
Foreign tax effects.............................     1.1       2.2       1.0
Tax benefits not recognized subject to future
 realization....................................    35.0      32.8      34.0
                                                 -------   -------   -------
Effective tax rate..............................     1.1 %     (--)%     (--)%
                                                 =======   =======   =======

  Deferred tax assets (liabilities) are comprised of the following:

                                                       Year Ended December 31
                                                       ----------------------
                                                          1998         1997
                                                       -----------  -----------
                                                             In millions
Loss carryforwards.................................... $     398.8  $     353.5
Inventory valuation...................................        15.6         22.6
Transferor certificate valuation reserve..............         --          14.6
PP&E/restructuring valuation reserve..................        48.4         22.9
Product warranty......................................         8.7          9.4
Co-op advertising.....................................         --           3.7
Merchandising.........................................         7.1          2.6
Bad debt reserves.....................................        18.5          --
Disallowed interest...................................        19.8          --
Other.................................................        42.9         35.6
                                                       -----------  -----------
  Deferred tax assets.................................       559.8        464.9
                                                       -----------  -----------
Depreciation..........................................         9.5          3.4
Other--State, Local and Foreign.......................         4.2         (1.3)
                                                       -----------  -----------
  Deferred tax liabilities............................        13.7          2.1
                                                       -----------  -----------
Valuation allowance...................................      (546.1)      (462.8)
                                                       -----------  -----------
    Net deferred tax assets........................... $       --   $       --
                                                       ===========  ===========

  The valuation allowance was established since the realization of these assets cannot be reasonably assured, given the company's recurring losses.

  As of December 31, 1998, the company had $942.8 million of total net operating loss carryforwards (NOLs) available for federal income tax purposes (which expire from 2004 through 2018) and unused tax credits of $3.9 million (which expire from 2000 through 2002).

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

  Note Nine--Segment and Geographic Data: The company adopted FAS 131-- Disclosures about Segments of an Enterprise and Related Information-- as of December 31, 1998. This statement established new disclosure requirements related to operating and geographic segments.

  Financial information, summarized by segment, is as follows:

                                  Consumer   Network  Corporate
                                 Electronics Systems  and Other Consolidated
                                 ----------- -------  --------- ------------
                                                In millions
1998
  Net sales.....................  $  878.7   $106.1     $  --     $  984.8
  Restructuring charges.........     170.2      7.9      24.2        202.3
  Depreciation..................      27.3      3.6       0.3         31.2
  Profit (loss) before income
   taxes........................    (200.0)    (5.2)    (67.3)      (272.5)
  Capital additions.............       4.7      2.7       1.0          8.4
1997
  Net sales.....................  $1,115.8   $ 56.9     $ 0.4     $1,173.1
  Asset impairments.............      63.7      --        --          63.7
  Depreciation..................      36.4      4.0      (2.4)        38.0
  Profit (loss) before income
   taxes........................    (215.4)   (14.9)    (69.9)      (300.2)
  Capital additions.............      70.2     10.2       2.1         82.5

  Financial information, summarized by segment, is not presented for 1996 nor is total assets for any year, as it is impracticable to do so as the necessary information is not available and the cost to develop it would be excessive. It should be noted that in the 1998 and 1997 information presented, certain costs such as interest and administrative costs are not allocated to the Consumer Electronics or Network Systems segments. These unallocated costs are reported above in the Corporate and Other column.

  Financial information, summarized by geographic area, is as follows:

                                                        Year Ended December 31
                                                       ------------------------
                                                        1998    1997     1996
                                                       ------ -------- --------
                                                             In millions
   Net sales (1):
     Domestic companies............................... $965.1 $1,144.9 $1,221.4
     Foreign companies................................   19.7     28.2     66.5
                                                       ------ -------- --------
     Total net sales.................................. $984.8 $1,173.1 $1,287.9
                                                       ====== ======== ========
   Long-lived assets:
     Domestic companies............................... $ 21.5 $   99.9 $  156.4
     Foreign companies................................   98.0    114.6    133.8
                                                       ------ -------- --------
     Total long-lived assets.......................... $119.5 $  214.5 $  290.2
                                                       ====== ======== ========

--------
(1) Net sales are attributed to countries based on location of customer.

  Foreign operations consist of manufacturing and sales subsidiaries in Mexico, a distribution subsidiary in Canada (which was closed in December
1996) and a purchasing office in Taiwan. Sales to affiliates are principally accounted for at amounts based on local costs of production plus a reasonable return.

  Sales to a single customer, Circuit City Stores, Inc., amounted to $131.2 million (13 percent) in 1998, $138.6 million (12 percent) in 1997, and $187.2 million (15 percent) in 1996. Sales to a second customer, Sears, Roebuck and Company, accounted for $102.7 million (10 percent) in 1998, $132.4 million (11 percent) in 1997 and $140.9 million (11 percent) in 1996. No other customer accounted for 10 percent or more of net sales.

  Note Ten--Other Operating Expense (Income): Major manufacturers of televisions and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuner system patents (the licenses expire in 2003). Also in 1998, due to a change in distribution strategy, certain VCR's are sold directly by the manufacturer (LGE) rather than through the company's direct sales organization; the company receives a royalty for these sales.

  Other Operating expense (income) consisted of the following:

                                                     Year Ended December 31
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
                                                           In millions
   Royalty income--tuner system patents............. $ (35.1) $ (26.0) $ (26.6)
   Royalty income--VCR direct ship..................    (1.5)     --       --
   Royalty income--other............................    (1.9)    (2.4)    (2.3)
   Bank fees........................................     3.7      6.2      1.7
   Asset impairment charge..........................     --      63.7      --
   Other............................................    (8.2)     0.9      0.9
                                                     -------  -------  -------
   Total other operating expense (income)........... $ (43.0) $  42.4  $ (26.3)
                                                     =======  =======  =======

  Note Eleven--Inventories: Inventories consisted of the following:

                                                                   December 31
                                                                   ------------
                                                                   1998   1997
                                                                   ----- ------
                                                                   In millions
   Raw materials and work-in-process.............................. $47.1 $ 96.9
   Finished goods.................................................  37.1   68.6
                                                                   ----- ------
   Total inventories.............................................. $84.2 $165.5
                                                                   ===== ======

  Note Twelve--Transferor certificates: The Financial Accounting Standards Board issued FAS No. 125--Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--in 1996. The accounting standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement was adopted by the company during the second quarter of 1997, in connection with the three-year trade receivables securitization that was entered into in April 1997. Pursuant to the new statement, the trade receivable securitization was accounted for as a sale of receivables.

  Transferor certificates represented the company's retained interest in the pool of receivables that were sold by the company to a special-purpose trust, but that could not or had not been sold to outside investors in the commercial paper market via a multi-seller conduit pursuant to the trade receivables securitization agreement. The transferor certificates were classified as current held-to-maturity securities and matured 30 to 60 days from the date of acquisition. Outside investors held investor certificates which evidenced their ownership of a portion of the assets contained in the special multi-purpose trust. Transferor certificates were valued at historical cost which reasonably approximated their fair value. This cost approximated the value of the previous carrying amount (prior to transfer), allocated between the assets sold and the retained interest, based on their relative fair values at the date of the transfer, as required by FAS No. 125.

  During the third quarter of 1998, the company's trade receivables securitization was terminated. As a result, the company's December 31, 1998 financial statements reflect the following: (i) receivables, net of allowance for doubtful accounts, are no longer sold and transferor certificates do not exist; and (ii) a non-cash restructuring charge of $3.9 million was made to write-off deferred charges (bank, attorney and guarantee fees) related to the receivable securitization.

  Note Thirteen--Property, Plant and Equipment: Property, plant and equipment consisted of the following:

                                                                 December 31
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
                                                                 In millions
   Land....................................................... $   2.1  $   8.4
   Buildings..................................................   122.5    147.9
   Machinery and equipment....................................   645.9    640.9
                                                               -------  -------
                                                                 770.5    797.2
   Less accumulated depreciation..............................  (573.6)  (562.0)
   Less valuation reserve.....................................  (103.7)   (58.4)
                                                               -------  -------
   Total property, plant and equipment, net................... $  93.2  $ 176.8
                                                               =======  =======

  In 1998, the company recorded a $16 million gain related to the sale of its headquarters building in Glenview, Illinois.

  At December 31, 1998 and 1997, the company reclassed $43.0 million and $5.7 million, respectively, of property held for disposal out of Property, plant and equipment into noncurrent assets. The reclassed amounts are net of applicable valuation reserves. See Note Seven for further discussion of the property held for disposal.

  Note Fourteen--Sale-Leaseback Transaction: In April 1997, the company entered into an $86.6 million sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and Juarez, Mexico, facilities. The result of the sale was a $10.2 million gain for the company, which was deferred and was being amortized over the 12 1/2-year lease term.

  The detail of the transaction by location is as follows (in millions):

                                                          Melrose
                                                           Park   Reynosa Juarez
                                                          ------- ------- ------
   Cash proceeds.........................................  $66.0   $12.0   $8.6
   Carrying value........................................   60.0     8.7    7.7
   Deferred gain.........................................    6.0     3.3    0.9

  The related lease was being accounted for as an operating lease. The rental expense under this lease in 1998 and 1997 was $5.9 million (for seven months) and $8.1 million (for nine months), respectively.

  As discussed in Note Six, the company issued options to LGE with a fair value of $39.0 million in return for LGE providing support for certain financing activities of the company. Included in this support from LGE was a guarantee of the company's payment obligation on the sale-leaseback transaction. Approximately $30.0 million of the option value is related to the lease obligation and this value was being amortized over the life of the lease.

  As discussed above, the company's payment obligations, along with certain other items under the lease agreement were fully guaranteed by LGE. The sale-leaseback agreement contained financial penalties which would be triggered if the company were to terminate the lease early. The amounts the company would be required to pay were based upon stipulated loss values, and tax-benefit and investment opportunity losses.

  During 1998, as a part of the operational restructuring, the company determined it would be idling a substantial portion of the equipment subject to the leaseback, thereupon causing an event of default under the lease. Following negotiations with the lessor and its lenders, in July 1998, LGE made a negotiated settlement payment of $90.1 million under its guarantee of the company's obligation. The company has estimated that its obligation without the negotiated settlement exceeded $97 million. As a result of its guarantee payment, full ownership interests in the lessor were transferred to LGE, and LGE currently holds indirect title to the leased equipment.

  The company is obligated under documents related to the lease for the repayment of this settlement amount to LGE. As a result, the company's December 31, 1998 financial statements reflect a $90.1 million Short-term debt with LGE, a $21.3 million Receivable from LGE , and a loss on termination of the lease of $68.8 million. The company is no longer making cash payments against the lease, but is accruing an interest expense obligation to LGE for this $90.1 million liability. The $21.3 million receivable from LGE represents the appraised fair value of the manufacturing equipment receivable from LGE. The appraised value of the equipment is significantly less than the original investment value, as reflected by the restructuring loss recognized in the third quarter of 1998. The reasons for the loss of value are related both to the products produced and to global economic changes. Lower demand and market prices decreased the potential investment return and the potential price for the equipment as an integrated system. Additionally, due to a decrease, versus the dollar, in the value of the local currencies where such equipment is produced, the current dollar price of new equipment is now substantially less than that at the time of the company's purchase. In addition, the financial statements reflect a non-cash restructuring charge of $28.3 million to write off deferred charges (bank, attorney and guarantee fees) related to the lease, offset by a non-cash restructuring gain of $9.1 million which represents the accelerated amortization of the deferred gain on the 1997 sale of the assets into the lease.

  Note Fifteen--Short-term Debt and Credit Arrangements: Between November 1997 and February 1998, the company entered into a series of new financing transactions designed to enhance the company's liquidity and financial flexibility. The company obtained a total of $110 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of America ($30 million), First Chicago NBD ($30 million), Societe Generale ($20 million) and Credit Agricole ($30 million). As of December 31, 1997, a total of $72.0 million was outstanding under these credit lines.

  The credit lines are guaranteed by LGE for which LGE is entitled to receive a fee in an amount up to 2 percent of the outstanding amount of the loans. As of December 31, 1998, only the Credit Agricole loan remains outstanding in the amount of $30.0 million. During the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities and the company is obligated to LGE for these payments plus interest. The company's obligations to LGE are secured by a second lien on certain assets of the company.

  In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45 million. As of December 31, 1998, $30.0 was outstanding under this facility. See Note Six for further discussion.

  During the third quarter of 1998, the company's existing Citicorp credit facility (initially composed of a $45.0 million amortizing term loan and a $65.0 million revolving credit line) was amended and restated. The amended Citibank credit facility provides for up to $125 million of revolving loans, subject to borrowing base restrictions. The revolving loans must be repaid on or before the earlier of (a) the company's court filing for a pre-packaged plan of reorganization or (b) April 30, 1999 (as amended). In addition, the company is required to make repayments: (i) to the extent of the excess of borrowings over the borrowing base and (ii) with the proceeds of most sales of capital stock or assets. The obligations of the company under the amended Citibank credit facility are secured by certain of the company's assets. The amended Citibank credit facility requires the company, among other things, to meet certain financial tests regarding the amount of tuner patent royalties and the average outstanding payable to LGE for products purchased in the ordinary course of business. The facility also contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments, engage in transactions with affiliates, liquidate, sell assets or engage in mergers. Interest on borrowings is based on market rates. As of December 31, 1998, the outstanding balance on the facility was $17.8 million.

  Borrowings and interest rates on short-term debt were:

                                                      Year Ended December 31
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
                                                           In millions
   Maximum month-end borrowings..................... $  299.9  $  72.0  $  72.6
   Average daily borrowings.........................    182.5     26.4     18.3
   Weighted average interest rate...................      8.5%     9.1%     8.8%

  Note Sixteen--Long-term Debt: The components of long-term debt were as follows:

                                                                  December 31
                                                                 -------------
                                                                  1998   1997
                                                                 ------ ------
                                                                  In millions
   6 1/4 percent convertible subordinated debentures due 2011... $103.6 $109.3
   8.5 percent senior subordinated convertible debentures due
    2001........................................................    --     0.5
   Term Loan....................................................    --    38.3
                                                                 ------ ------
                                                                  103.6  148.1
   Less current portion.........................................    5.8   15.3
                                                                 ------ ------
     Total long-term debt....................................... $ 97.8 $132.8
                                                                 ====== ======

  The 6 1/4 percent convertible subordinated debentures are unsecured general obligations, subordinate in right of payment to certain other debt obligations, and are convertible into common stock at $31.25 per share. Terms of the debenture agreement include annual sinking-fund payments of $5.8 million beginning in April 1997, and provisions which could result in the acceleration of their payment in the event the company is in default on provisions of other debt agreements. The debentures are redeemable at the option of the company, in whole or in part, at specified redemption prices at par or above. The debentures have been classified in the accompanying balance sheet as long-term based upon the company's intention that under the terms of the prepackaged plan, the $103.6 million of 6 1/4 percent convertible subordinated debentures outstanding at December 31, 1998, will be replaced by $50 million of 8.19 percent subordinated debentures due 2009. See Note Two. The Company has determined not to make the April 1, 1999 sinking fund and interest payments on the subordinated debentures. See Note Twenty Two.

  In January 1998, the company redeemed its 8.5 percent Senior Subordinated Convertible Debentures due January 2001. There was $0.5 million principal amount of such debentures outstanding and the redemption price of such debentures was 104 percent of such principal amount plus accrued interest through the redemption date. The loss on extinguishment of this debt was not material.

  The fair value of long-term debt is $17.6 million as of December 31, 1998, as compared to the carrying amount of $97.8 million. The fair value of the 6 1/4 percent convertible subordinated debentures is based on the quoted market price from the Over-The-Counter Market. As of December 31, 1998, the company's Credit Agreement would not allow the company to extinguish the long-term debt through purchase and thereby realize the gain.

  Note Seventeen--Stockholders' Equity: Changes in stockholders' equity accounts are shown below:

                                                             Additional
                                                     Common   Paid-in   Treasury
                                                     Stock    Capital    Shares
                                                     ------  ---------- --------
                                                            In millions
   Balance, December 31, 1995....................... $63.5     $440.0    $(1.7)
   Stock issued for benefit plans...................    .8        4.5      --
   Stock issued for stock options...................   1.9       13.9      --
   Other............................................    .4        1.0      --
                                                     -----     ------    -----
   Balance, December 31, 1996.......................  66.6      459.4     (1.7)
   Stock issued for benefit plans...................    .5        4.4      --
   Stock issued for stock options...................    .1        1.0      --
   Paid in capital--LGE guarantee...................   --        39.7      --
   Paid in capital--LGE services....................   --         2.2      --
   Other............................................   (.1)        .6      --
                                                     -----     ------    -----
   Balance, December 31, 1997.......................  67.1      507.3     (1.7)
   Restricted stock issued..........................    .5        (.5)     --
                                                     -----     ------    -----
   Balance, December 31, 1998....................... $67.6     $506.8    $(1.7)
                                                     =====     ======    =====

  During 1997, the company entered into certain transactions with LGE that affected additional paid in capital. These transactions dealt with the granting of stock options and donated services. See Note Six for further discussion of these items.

  Under the terms of the prepackaged plan, if approved, all of the shares of common stock, including shares held by LGE, will be canceled and the holders thereof will receive no distribution and retain no property on account of such equity interests.

  The company has authorized 8 million shares of preferred stock of which none are issued or outstanding as of December 31, 1998. The Board of Directors of the company is authorized to issue the preferred stock from time to time in one or more series and to determine all relevant terms of each such series, including but not limited to the following: (i) whether and upon what terms, the shares of such series would be redeemable; (ii) whether a sinking fund would be provided for the redemption of the shares of such series and, if so, the terms thereof; and (iii) the preference, if any, to which shares of such series would be entitled in the event of voluntary or involuntary liquidation of the company.

Note Eighteen--Stock Options and Awards:

  Stock Options: The 1987 Stock Incentive Plan, which expired in April 1997, and the Long Term Equity Compensation Plan, approved by the company's shareholders in May 1997, authorize the granting of incentive and non-qualified stock options, restricted stock awards and stock appreciation rights to key management personnel. The purchase price of shares under option is the market price of the shares on the date of grant. Options expire ten years from the date granted. The company accounts for employee stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of FAS 123, the company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                      1998     1997     1996
                                                     -------  -------  -------
                                                     In millions, except per
                                                          share amount
   Net loss:
     As reported.................................... $(275.5) $(299.4) $(178.0)
     Pro forma......................................  (277.7)  (301.1)  (179.1)
   Loss per basic and diluted share:
     As reported.................................... $ (4.08) $ (4.49) $ (2.73)
     Pro forma......................................   (4.11)   (4.52)   (2.75)

  Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

  A summary of the status of the company's outstanding stock options at December 31, 1998, 1997 and 1996, and changes during the years then ended is presented in the table and narrative below:

                                                Employees
                            ---------------------------------------------------
                                  1998             1997             1996
                            ---------------- ---------------- -----------------
                                    Weighted         Weighted          Weighted
                                    Average          Average           Average
                            Shares  Exercise Shares  Exercise Shares   Exercise
                            (000's)  Price   (000's)  Price   (000's)   Price
                            ------- -------- ------- -------- -------  --------
Options outstanding at
 January 1................   1,506   $10.66     968   $ 9.91   2,588    $ 8.25
Options granted...........     404     5.83     952    11.10     456     12.54
Options exercised.........     --       --     (154)    7.80  (1,889)     8.33
Options canceled..........    (307)   10.29    (260)   11.20    (187)     9.30
                             -----            -----           ------
Options outstanding at De-
 cember 31................   1,603   $ 9.44   1,506   $10.66     968    $ 9.91
                             =====            =====           ======
Options exercisable at De-
 cember 31................     715   $10.17     486   $ 9.05     427    $ 8.27
Shares available for grant
 at December 31...........   1,243            1,340            1,329

  Non-employee stock options (3,965,000 shares at $0.01 per share) were granted to LGE during 1997. At December 31, 1997 and 1998, 3,965,000 and 1,746,000 options remained outstanding, respectively; 793,000 and 1,746,000 options were exercisable at December 31, 1997 and 1998, respectively. The remainder of LGE's stock options were canceled upon the termination of the leveraged lease. See Note Six and Note Fourteen for further discussion.

  Of the employee options outstanding at December 31, 1998, 865,650 had exercise prices between $5.56 and $11.00, with a weighted average exercise price of $7.27 and a weighted average remaining contractual life of 7.46 years. The remaining 737,750 had exercise prices between $11.13 and $14.75, with a weighted average exercise price of $11.98 and a weighted average remaining contractual life of 8.07 years.

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, using the following assumptions: weighted average risk-free interest rates of 5.01 percent, 5.76 percent and
6.25 percent for grants in 1998, 1997, and 1996, respectively; zero expected dividend yields, and expected volatility of 388.95 percent for 1998, 43.69 percent for 1997 and 62.35 percent for 1996. A 3.5 year estimated life was used for all employee grants. The weighted average fair value of employee options granted during 1998, 1997 and 1996 was $5.93, $11.16 and $13.93, respectively. The employee options will be canceled under the prepackaged plan, if approved.

  Restricted stock awards: The company had 734,500 and 234,500 restricted stock awards issued and outstanding as of December 31, 1998 and 1997, respectively. The market value of the restricted shares is deferred in the additional paid-in capital account and is generally amortized over the years the restrictions lapse. Total compensation expense in 1998, 1997 and 1996, related to these awards, was not material. The restricted stock awards will also be canceled under the prepackaged plan, if approved.

  Note Nineteen--Retirement Plans and Employee Benefits: Virtually all employees in the United States are eligible to participate in noncontributory defined contribution retirement plans after completing one full year of service. The plans provide for an annual minimum contribution of between 3 and 6 percent of employees' eligible compensation, based partially on employees' contributions to the plans. Contributions above the minimum could be required based upon profits in excess of a specified return on net worth. Retirement plan expenses were $6.9 million, $7.8 million and $8.6 million in 1998, 1997 and 1996, respectively. The company's 1997 contribution to the retirement plans was made during 1998. The company's 1996 and 1995 contributions to the retirement plans were partially funded through the issuance of approximately 466,500 and 782,000 shares, respectively, of the company's common stock.

  Employees in Mexico are covered by government-mandated plans, the costs of which are accrued by the company.

  Note Twenty--Loss Per Share: In accordance with FAS No. 128--Earnings Per Share,--the company computed basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, assuming conversion of the 6 1/4 percent convertible subordinated debentures, the 8.5 percent Senior Subordinated Convertible Debentures due 2001 (redeemed in January 1998) and the 8.5 percent Senior Subordinated Convertible Debentures due 2000 (redeemed in December 1997) and outstanding stock options, are not presented because the effect of the assumed conversion is antidilutive.

                                                       For the Year Ended
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
                                                     In millions, except per
                                                          share amounts
   Net loss......................................... $(275.5) $(299.4) $(178.0)
   Weighted average common shares outstanding.......    67.5     66.6     65.2
   Basic and diluted loss per share................. $ (4.08) $ (4.49) $ (2.73)

  Note Twenty One--Contingencies: Summarized below are significant legal matters to which the company is a party. There is a range of possible outcomes for all legal matters in which the company is involved.

With the exception of the matters discussed below, the company does not believe any of the other legal matters are reasonably likely to have a material adverse effect on the company. The company's belief is based on the amounts involved and the types of litigation.

  In June 1998, Funai Electric Co., Ltd., a licensee of the company's tuner patents, filed suit against the company seeking a declaratory judgment that the company's tuner patents were invalid and unenforceable, or that the plaintiff's use of certain technologies in its current products did not infringe on the company's tuner patents. The complaint seeks the return of previously paid royalties. The plaintiff also sought a preliminary injunction precluding the company from terminating its licensing agreement and allowing it to pay future royalties into an escrow. The court has denied the plaintiff's request for a temporary restraining order against the company and has also denied plaintiff's motion for a preliminary injunction. The case was filed in the U.S. District Court in Los Angeles.

  In June 1998, the company's president and chief executive officer, its directors, and an affiliate of LGE were named as defendants in a suit filed by a shareholder in a state court in New Jersey entitled Vengrove v. Gannon, et al. In December 1998, the suit was amended to name the company, a former director and chief executive officer of the company, LGE, LG Semicon and LG Group as additional defendants. The suit alleges breach of fiduciary duties and violation of securities laws by the defendants arising out of certain alleged misstatements that "artificially inflated" the price of the common stock. The plaintiff seeks to be certified as a class representative and the suit designated as a class action. In addition to money damages, the suit also seeks to enjoin the defendants from commencing the prepackaged Chapter 11 case and proceeding with the cancellation of the common stock held by minority shareholders.

  Note Twenty Two--Subsequent Events: The company ceased production in its Melrose Park manufacturing facility in March 1999, and is currently in the process of decommissioning this facility. The company has entered into two agreements with Philips Electronics North American Corporation ("Philips"). One is for the sale of certain manufacturing equipment located at the company's Melrose Park facility, and the second is for the purchase by the company of color picture tubes. Philips will provide credits against the picture tubes purchase over a three-year period in exchange for (i) the manufacturing equipment and (ii) the company's entering into the contract to purchase the picture tubes. The expected credits ranged from $17.2 to $23.9 million depending upon the picture tube volume required by the company and/or its contract manufacturers. The volume of purchase is dependent upon customer demand and sales volumes. The company shall have no right to use the credits after the expiration or termination of the purchase agreement.

  A substantial portion of the equipment purchased by Philips was owned, under a leveraged lease, by an owner trust controlled by LGE as a result of LGE's payment under its guarantees of the company's obligations under the lease. The company purchased the equipment from the trust immediately prior to the sale to Philips in exchange for a substantial portion of the credits.

  The company sold the electron gun operations at its Matamoros, Tamaulipas, Mexico facility as an ongoing business to a third party in February 1999, for $4.4 million, less escrowed amounts. The company expects that the balance of the equipment at this location will be liquidated or scrapped.

  On March 31, 1999, the company entered into a Commitment Letter (the "Commitment") with Citicorp North America, Inc. pursuant to which Citicorp North America, Inc. agreed to provide up to $150 million of debtor-in-possession financing during the pendency of the company's bankruptcy proceeding and agreed to provide a new three-year $150 million credit facility following completion of the company's bankruptcy proceeding, subject in each case to borrowing base restrictions. The new facilities will be secured by certain of the company's assets, including inventory, receivables, fixed assets and intellectual property, and will be subject to other terms and conditions. The Commitment is subject to the completion of definitive documentation and other conditions and provides for interest on borrowings based on specified margins above LIBOR or the prime rate.

  The new credit facilities will be in addition to the $60 million post-restructuring credit support to be provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties.

  The company has determined not to make the April 1, 1999 sinking fund and interest payments on its subordinated debentures due 2011. The company's failure to make such payments on April 1, subject to grace periods (if any) provided in the indenture, constitutes a default under the indenture relating to the subordinated debentures.

  The lenders under the Citicorp credit facility waived the cross default under the credit facility related to the company's failure to make the payments on the subordinated debentures. In addition, LGE waived the cross default under the Note Agreement between LGE and the company and certain related security documents related to the company's failure to make the payments on the subordinated debentures.

  On March 29, 1999, the company was advised by LGE that LGE had received Korean regulatory approval to permit LGE to consummate the transactions set forth in the restructuring agreement between the company and LGE, including authorization for LGE to provide the company with $60 million of post-restructuring credit support, on the terms and conditions of the restructuring agreement.

  On March 31, 1999, the company, LGE and an ad hoc committee of holders of the company's 6 1/4% Convertible Subordinated Debentures due 2011 reached an agreement with respect to the terms of the company's proposed prepackaged plan of reorganization. The ad hoc committee is comprised of Loomis Sayles & Company, Mariner Investment Group and Caspian Capital Partners, L.L.P. (the "Debenture Committee"). The members of the Debenture Committee have represented to the company that they collectively hold or control over 50% of the outstanding principal amount of the subordinated debentures.

  The company, LGE and the Debenture Committee have agreed to the terms of the proposed restructuring of the subordinated debentures. The parties have agreed, among other things, that under the prepackaged plan, if approved, holders of the subordinated debentures will receive a pro rata distribution of $50 million of new 8.19 percent subordinated debentures of the company due 2009. The Debenture Committee has agreed to support confirmation of the company's prepackaged plan, and has agreed to forbear from enforcement of any defaults that might occur with respect to the subordinated debentures until the prepackaged plan is confirmed. The agreement also contains other customary provisions.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Zenith Electronics Corporation:

  We have audited the accompanying consolidated balance sheets of Zenith Electronics Corporation (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated operations and retained earnings (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenith Electronics Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note Two to the financial statements, the Company has suffered recurring losses from operations and has negative working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note Two. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  As explained in Note Five to the financial statements, the Company changed its methods of accounting for tooling costs in 1997, and picture tube inventories in 1996.

                                               /s/ Arthur Andersen LLP
                                          -------------------------------------
                                                   Arthur Andersen LLP

Chicago, Illinois March 4, 1999
(except with respect to the
matters discussed in Note
Twenty Two, as to which the
date is March 31, 1999)

                   UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                    1998 Quarter Ended                       1997 Quarter Ended
                         ------------------------------------------ --------------------------------------
                         Dec. 31(1) Sept. 26(2)  June 27   March 28 Dec. 31(3) Sept. 27  June 28  March 29
                         ---------- ----------- --------   -------- ---------- --------  -------  --------
                                             In millions, except per share amounts
Net sales...............   $309.7     $ 230.4    $224.0     $220.7   $ 347.7   $  304.5  $261.8    $259.1
Gross margin............     25.8        27.1      19.2        7.2     (32.0)      (3.8)   15.8      12.6
Net income (loss).......    (87.7)     (119.0)    (31.0)     (37.8)   (155.7)     (69.2)  (49.3)    (25.2)
Per share of common stock (basic and diluted):
Net (loss)..............   $(1.30)    $ (1.76)   $(0.46)    $(0.55)  $ (2.32)  $  (1.04) $(0.74)   $(0.38)

  New York Stock Exchange market price per share through May 21, 1998; Over-
The-Counter market price subsequent to May 22, 1998:

High....................   .63000      .75000      3/16(4)   7 3/4    10 1/4   12 15/16  13 1/8    12 1/2
Low.....................   .25000      .26563       1/4      5 7/16    5 1/8      9 3/4   9 5/8         9

--------
(1) Includes $88.3 million of restructuring charges.

(2) Includes $100.4 million of restructuring charges.

(3) Includes $53.7 million of charges for asset impairment.

(4) High and low prices on NYSE through May 21, 1998, were 6 13/16 and 5/8, respectively. High and low prices on OTC from May 22, 1998 were .71875 and 1/4, respectively.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE


To the Stockholders of Zenith Electronics Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Zenith Electronics Corporation's annual report to stockholders included in this Form 10-K, and have issued our report thereon dated March 4, 1999 (except with respect to the matters discussed in Note Twenty Two, as to which the date is March 31, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                               /s/ Arthur Andersen LLP
                                          -------------------------------------
                                                   Arthur Andersen LLP

Chicago, Illinois March 4, 1999

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in millions)

          Column A             Column B         Column C          Column D    Column E
          --------            ---------- ----------------------- ----------  ----------
                                                Additions
                                         -----------------------
                              Balance at  Charged                            Balance at
  Reserves and allowances     beginning   to costs   Charged to                end of
deducted from asset accounts  of period  & expenses other accts. Deductions    period
----------------------------  ---------- ---------- ------------ ----------  ----------
Allowance for doubtful
 accounts:
  Year Ended December
   31, 1998...........          $  --      $  9.5      $33.9(1)    $  1.4(3)   $ 42.0
                                ======     ======      =====       ======      ======
  Year Ended December
   31, 1997...........          $  6.2     $  --       $ --        $  6.2(2)   $  --
                                ======     ======      =====       ======      ======
  Year Ended December
   31, 1996...........          $  3.6     $  5.2      $ --        $  2.6(3)   $  6.2
                                ======     ======      =====       ======      ======
Valuation allowance
 for deferred tax as-
 sets:
  Year Ended December
   31, 1998...........          $462.8     $ 83.3      $ --        $  --       $546.1
                                ======     ======      =====       ======      ======
  Year Ended December
   31, 1997...........          $310.5     $152.3      $ --        $  --       $462.8
                                ======     ======      =====       ======      ======
  Year Ended December
   31, 1996...........          $188.3     $122.2      $ --        $  --       $310.5
                                ======     ======      =====       ======      ======
Reserve for restruc-
 turing costs:
  Year Ended December
   31, 1998...........          $  --      $202.3      $ --        $171.0(4)   $ 31.3
                                ======     ======      =====       ======      ======
  Year Ended December
   31, 1997...........          $  9.3     $  --       $ --        $  9.3(5)   $  --
                                ======     ======      =====       ======      ======
  Year Ended December
   31, 1996...........          $  --      $  9.3      $ --        $  --       $  9.3
                                ======     ======      =====       ======      ======

--------
(1) Amount required upon cancellation of receivable securitization agreement.
(2) Amount sold under accounts receivable securitization agreement.
(3) Uncollectable accounts written off, net of recoveries.
(4) Includes $144.6 million asset write-off and $26.4 million cash payment.
(5) Includes $7.9 million cash payment, $0.3 million asset write-off and $1.1 million reserve release.