Form 10-Q
period 1999-04-03
ZENITH ELECTRONICS CORP
filed 1999-05-18
CIK 109265

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 3, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     For the Transition period from  to

                          Commission File No. 1-4115

                        ZENITH ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                             36-1996520
     (State or other jurisdiction                (I.R.S. Employer
  of incorporation or organization)           Identification Number)

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

   As of April 30, 1999, there were 67,525,447 shares of Common Stock, par value $1 per share, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     In Millions, Except Per Share Amounts

                                                             Three Months Ended
                                                             ------------------
                                                             April 3, March 28,
                                                               1999     1998
                                                             -------- ---------
Net sales...................................................  $150.6   $220.7
                                                              ------   ------
Costs, expenses and other:
  Cost of products sold.....................................   134.7    213.5
  Selling, general and administrative.......................    25.9     30.7
  Engineering and research..................................     8.0     10.8
  Other operating expense (income), net (Note 4)............    (7.7)    (7.2)
  Restructuring charges (Note 3)............................     3.3      2.6
                                                              ------   ------
Operating loss..............................................   (13.6)   (29.7)
Loss on asset sales, net....................................    (0.3)    (0.2)
Interest expense............................................    (2.2)    (3.8)
Interest expense--related party.............................    (9.2)    (4.4)
Interest income.............................................     0.2      0.3
                                                              ------   ------
Loss before income taxes....................................   (25.1)   (37.8)
Income taxes................................................     --       --
                                                              ------   ------
Net loss....................................................  $(25.1)  $(37.8)
                                                              ======   ======
Net loss per share of basic and diluted common stock (Note
 5).........................................................  $(0.37)  $(0.55)
                                                              ======   ======



     See accompanying Notes to Condensed Consolidated Financial Statements.

                        ZENITH ELECTRONICS CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  In Millions

                                                 April   December 31, March 28,
ASSETS                                          3, 1999      1998       1998
------                                          -------  ------------ ---------
Current assets:
  Cash......................................... $   5.2    $   --      $  23.2
  Receivables, net of allowance for doubtful
   accounts of $18.9, $42.0 and $--,
   respectively................................    77.5      127.0         9.6
  Receivable from related party................     7.9        8.5         6.4
  Inventories (Note 7).........................    73.9       84.2       127.1
  Transferor certificates (Note 6).............     --         --        103.4
  Other........................................    26.7       10.8        23.4
                                                -------    -------     -------
    Total current assets.......................   191.2      230.5       293.1

Property, plant and equipment, net.............    48.1       50.2       164.4
Property held for disposal.....................    27.0       43.0         5.7
Receivable from related party..................    13.8       21.3         --
Other noncurrent assets........................    10.4        5.0        36.5
                                                -------    -------     -------
    Total assets............................... $ 290.5    $ 350.0     $ 499.7
                                                =======    =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term debt (Note 8)..................... $  30.0    $  47.8     $ 102.0
  Short-term debt with related party (Note 8)..   191.3      192.1         --
  Current portion of long-term debt (Note 8)...    11.5        5.8        14.8
  Accounts payable.............................    51.9       48.1        86.6
  Accounts payable with related party (Note 9).   130.8      136.1       134.0
  Income taxes payable.........................     4.2        4.2         0.7
  Accrued expenses.............................   153.0      167.8       144.6
                                                -------    -------     -------
    Total current liabilities..................   572.7      601.9       482.7

Long-term liabilities..........................     4.5        3.6         8.6
Long-term liabilities with related party.......    10.9       11.2         8.2
Long-term debt (Note 8)........................    92.0       97.8       127.0

Stockholders' equity:
  Preferred stock..............................     --         --          --
  Common stock.................................    67.6       67.6        67.1
  Additional paid-in capital...................   506.8      506.8       507.3
  Retained earnings (deficit)..................  (962.3)    (937.2)     (699.5)
  Treasury stock...............................    (1.7)      (1.7)       (1.7)
                                                -------    -------     -------
    Total stockholders' equity.................  (389.6)    (364.5)     (126.8)
                                                -------    -------     -------
    Total liabilities and stockholders' equity. $ 290.5    $ 350.0     $ 499.7
                                                =======    =======     =======

    See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Millions

                                               Increase (Decrease) in Cash
                                                    Three Months Ended
                                               ------------------------------
                                               April 3, 1999   March 28, 1998
                                               -------------   --------------
Cash flows from operating activities:
Net loss......................................  $       (25.1)  $       (37.8)
Adjustments to reconcile net loss to net cash
 provided (used) by operations:
  Depreciation................................            4.6             9.9
  Other.......................................           (0.4)            --
  Loss on asset sales, net....................            0.3             0.2
  Changes in assets and liabilities:
    Current accounts..........................           39.4            32.8
    Other assets..............................           (1.0)            1.2
    Other liabilities.........................            0.6            (0.2)
                                                -------------   -------------
Net cash provided by operating activities.....           18.4             6.1
                                                -------------   -------------
Cash flows from investing activities:
  Capital additions...........................           (0.4)           (2.7)
  Proceeds from asset sales...................            5.8            10.0
  Transferor certificates increase............            --            (13.9)
                                                -------------   -------------
Net cash provided (used) by investing
 activities...................................            5.4            (6.6)
                                                -------------   -------------
Cash flows from financing activities
  Short-term borrowings, net..................          (18.6)           30.0
  Principal payments on long-term debt........            --             (6.3)
                                                -------------   -------------
Net cash provided (used) by financing
 activities...................................          (18.6)           23.7
                                                -------------   -------------

Increase in cash..............................            5.2            23.2
Cash at beginning of period...................            --              --
                                                -------------   -------------
Cash at end of period.........................  $         5.2   $        23.2
                                                =============   =============
Increase (decrease) in cash attributable to
 changes in current accounts:
  Receivables, net............................  $        51.1   $         5.7
  Inventories.................................           10.3            38.4
  Other assets................................           (3.1)            2.9
  Accounts payable and accrued expenses.......          (18.9)          (14.2)
                                                -------------   -------------
Net change in current accounts................  $        39.4   $        32.8
                                                =============   =============
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
  Interest....................................  $         4.5   $         6.7
  Income taxes................................            --              --

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        ZENITH ELECTRONICS CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note One--Basis of presentation

   The accompanying unaudited condensed consolidated financial statements ("financial statements") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The accuracy of the amounts in the financial statements is in some respects dependent upon facts that will exist, and procedures that will be performed by the company, later in the year. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the company's Form 10-K for the year ended December 31, 1998.

   Certain reclassifications have been made to prior year selling, general and administrative expenses and restructuring charges to conform to the current year presentation and had no effect on net income reported.

Note Two--Subsequent events

   On April 16, 1999, LG Electronics Inc. ("LGE") informed the company that it had received a demand for repayment under LGE's guarantee of the company's $30.0 million demand loan note payable to Credit Agricole. LGE further informed the company that on April 20, 1999, it had made payment in full against its guarantee under such demand. Such payment by LGE gives rise to a claim by LGE against the company under the Reimbursement Agreement dated as of November 3, 1997 between LGE and the company.

   Effective as of April 19, 1999, the company entered into a Second Amendment and Waiver to the Amended and Restated Credit Agreement dated as of June 29, 1998, among the company, the lenders, Citibank, N. A. as issuing bank and Citicorp North America, Inc. as agent. The terms of such amendment extend the maturity date of the facility to the earlier of the bankruptcy filing by the company or August 31, 1999. Also, effective as of April 19, 1999, the company and LGE amended the LGE Demand Loan Facility to provide that no demand for repayment could be made under the facility, absent a default, prior to August 31, 1999.

   On April 29, 1999, the company was informed by LGE that on April 28, 1999, LGE had acquired 26,095,200 shares of common stock of the company along with the associated common stock purchase rights from its affiliate, LG Semicon Co., Ltd. The company was informed that the aggregate purchase price for such shares was 10 Korean Won (approximately US$0.01). As a result of this transfer, LGE owns approximately 54.2 percent of the outstanding common stock of the company, excluding vested but unexercised options.

   In April 1999, the company sold substantially all of the assets located at its Cd. Juarez, Mexico facility to subsidiaries of Kimball International, Inc. for approximately $23.8 million less escrowed amounts.

Note Three--Restructuring charges

   During the first quarter of 1999, the company recorded $3.3 million of restructuring charges related to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization. A restructuring charge of $2.6 million was recorded in the first quarter of 1998 for fees paid to outside professionals for work to support the development of the company's operational and financial restructuring plans.

   A summary of the restructuring reserve recorded in 1998 and 1999 is as follows:

                              Restructuring     1999        1999   Restructuring
                               Reserve at   Restructuring   Cash    Reserve at
                              Dec. 31, 1998    Charges    Payments April 3, 1999
                              ------------- ------------- -------- -------------
Severance and other employee
 costs......................      $15.4         $--        $ (6.8)     $ 8.6
Plant closure and business
 exit costs.................       15.0          --          (2.4)      12.6
Professional fees...........        0.6          3.3         (3.6)       0.3
Other.......................        0.3          --          (0.1)       0.2
                                  -----         ----       ------      -----
    Total restructuring
     reserve................      $31.3         $3.3       $(12.9)     $21.7
                                  =====         ====       ======      =====

Note Four--Other operating expense (income)

   Other operating expense (income) consisted of the following:

                                                              Three Months Ended
                                                              ------------------
                                                              April 3, March 28,
                                                                1999     1998
                                                              -------- ---------
                                                                 In millions
      Royalty income--tuner system patents...................  $(6.2)    $(6.3)
      Royalty income--VCR direct ship........................   (0.6)     (0.2)
      Royalty income--other..................................   (1.3)     (0.3)
      Bank fees..............................................    0.3       0.4
      Other..................................................    0.1      (0.8)
                                                               -----     -----
          Total other operating income, net..................  $(7.7)    $(7.2)
                                                               =====     =====

Note Five--Loss per share

   In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share", the company computed basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share, assuming conversion of the 6 1/4 percent convertible subordinated debentures due 2011 and outstanding stock options, is not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 67.5 million and 67.0 million for the three months ended April 3, 1999 and the three months ended March 28, 1998, respectively.

Note Six--Receivables

   During the third quarter of 1998, the company's trade receivables securitization was terminated. As a result, the company's financial statements for the first quarter of 1999 reflect that receivables, net of allowance for doubtful accounts, are no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) do not exist. A non-cash restructuring charge of $3.9 million was made to write-off deferred charges (bank, attorney and guarantee fees) related to the receivable securitization in the third quarter of 1998.

Note Seven--Inventories

   Inventories consisted of the following (in millions):

                                                 April 3, December 31, March 28,
                                                   1999       1998       1998
                                                 -------- ------------ ---------
      Raw materials and work-in-process.........  $32.6      $47.1      $ 94.0
      Finished goods............................   41.3       37.1        33.1
                                                  -----      -----      ------
          Total inventories.....................  $73.9      $84.2      $127.1
                                                  =====      =====      ======

Note Eight--Short-term debt and credit arrangements; Long-term debt

   Between November 1997 and February 1998, the company entered into a series of new financing transactions designed to enhance the company's liquidity and financial flexibility. The company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of America ($30.0 million), First Chicago NBD ($30.0 million), Societe Generale ($20.0 million) and Credit Agricole ($30.0 million). The credit lines were guaranteed by LGE for which LGE is entitled to receive a fee in an amount up to 2 percent of the outstanding amount of the loans. As of April 3, 1999, only the Credit Agricole loan remained outstanding in the amount of $30.0 million. During the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities and the company is obligated to LGE for these payments plus interest. The company's obligations to LGE are secured by a second lien on certain assets of the company. See Note Two for subsequent event.

   In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45.0 million. As of April 3, 1999, $30.0 million was outstanding under the facility. See Note Nine for further discussion and Note Two for subsequent event.

   In April 1997, the company entered into a sale-leaseback transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and Juarez, Mexico, facilities. The company's payment obligations, along with certain other items under the lease agreement, were fully guaranteed by LGE. In July 1998, LGE made payment under the guarantees of the leases in the amount of $90.1 million under a negotiated settlement with the lessor. As equipment previously included in the sale-leaseback transaction is sold, the proceeds of such sales will reduce the company's debt to LGE for this payment. As a result of initial asset sales and payments to LGE, the company's first quarter financial statements reflect a reduced $89.3 million current liability to LGE (included in "Short-term debt with related party" on the balance sheet).

   The company's Citibank credit facility provides for up to $125.0 million of revolving loans, subject to borrowing base restrictions. The revolving loans must be repaid on or before the earlier of (a) the company filing for a prepackaged plan of reorganization or (b) April 30, 1999. In addition, the company is required to make repayments: (i) to the extent of the excess of borrowings over the borrowing base and (ii) with the proceeds of most sales of capital stock or assets. The obligations of the company under the amended Citibank credit facility are secured by certain of the company's assets. The amended Citibank credit facility requires the company, among other things, to meet certain financial tests regarding the amount of tuner patent royalties and the average outstanding payable to LGE for products purchased in the ordinary course of business. The facility also contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments, engage in transactions with affiliates, liquidate, sell assets or engage in mergers. Interest on borrowings is based on market rates. As of April 3, 1999, no borrowings were outstanding under this credit facility. See Note Two for subsequent event.

   On March 31, 1999, the company entered into a Commitment Letter (the "Commitment") with Citicorp North America, Inc. pursuant to which Citicorp North America, Inc. agreed to provide up to $150.0 million of debtor-in-possession financing during the pendency of the company's bankruptcy proceeding and agreed to provide a new three-year $150.0 million credit facility following completion of the company's bankruptcy proceeding, subject in each case to borrowing base restrictions. The new facilities will be secured by certain of the company's assets, including inventory, receivables, fixed assets and intellectual property, and will be subject to other terms and conditions. The Commitment is subject to the completion of definitive documentation and other conditions and provides for interest on borrowings based on specified margins above LIBOR or the prime rate.

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

   The company did not make the April 1, 1999 sinking fund ($5.8 million) and interest ($3.2 million) payments on its subordinated debentures due 2011. The company's failure to make such payments on April 1, subject to grace periods (if any) provided in the indenture, constitutes a default under the indenture relating to the subordinated debentures.

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

   The company, LGE and the Debenture Committee have agreed to the terms of the proposed restructuring of the subordinated debentures. The parties have agreed, among other things, that under the prepackaged plan, if approved, holders of the subordinated debentures will receive a pro rata distribution of $50 million of new 8.19 percent subordinated debentures of the company due 2009. The Debenture Committee has agreed to support confirmation of the company's prepackaged plan, and has agreed to forbear from enforcement of any defaults that might occur with respect to the subordinated debentures until the prepackaged plan is confirmed. However, the obligations of the members of the Debenture Committee terminate if, among other circumstances, the prepackaged plan has not been filed with the Bankruptcy Court on or before September 15, 1999, or the prepackaged plan has not been confirmed by the Bankruptcy Court on or before December 31, 1999. The agreement also contains other customary provisions.

Note Nine--Related party

   In November 1995, a change in control of the company occurred, in which LGE and an affiliate purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of April 3, 1999, LGE and its affiliate owned 36,569,000 shares, excluding vested but unexercised options, of common stock of the company which represents 54.2 percent of the outstanding common stock. Because LGE owns a majority of the issued and outstanding common stock, it effectively controls the outcome of any matter requiring action by a majority of the company's stockholders, including the election of a majority of the company's directors and any future change in control of the company. See Note Two for subsequent event.

   On August 7, 1998, the company entered into a Restructuring Agreement with LGE which sets forth the terms and conditions pursuant to which LGE has agreed to participate in and assist the company with its proposed financial and operational restructuring plans.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during the three-month periods ended April 3, 1999 and March 28, 1998.

   Product purchases: In the ordinary course of business, the company purchases VCRs, television-VCR combinations and components from LGE and its affiliates. The company purchased $2.9 million and $7.8 million of these items during the three-month periods ended April 3, 1999 and March 28, 1998, respectively. Sales of products purchased from LGE and its affiliates contributed $7.4 million and $20.1 million to sales during the three-month periods ended April 3, 1999 and March 28, 1998, respectively. The purchase prices were the result of negotiations between the parties and were consistent with third party bids.

   In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sells and ships VCRs directly to the company's two largest customers and pays the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. The license fee payable by LGE is comparable to licensing rates charged by the company to unrelated parties. During the three-month periods ended April 3, 1999 and March 28, 1998, the company accrued approximately $0.6 million and $0.2 million, respectively, in royalties for the use of the company's brand names pursuant to this direct shipment program. A similar arrangement was entered into in April 1997, in Canada where LGE's Canadian affiliate sells Zenith branded VCRs under a license from the company. Pursuant to that arrangement, the company accrued approximately $0.2 million in the three months ended April 3, 1999. No amount was accrued in the three months ended March 28, 1998.

   Product and other sales: The company sells televisions, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices consistent with amounts charged by the company to its major customers. Sales by the company to LGE and its affiliates were $5.2 million and $11.0 million during the three months ended April 3, 1999 and March 28, 1999, respectively.

   In December 1996, the company closed its wholly-owned Canadian distributor and sold the remaining inventory to LGE at book value. The company entered into a distributor agreement with an LGE subsidiary whereby such subsidiary became the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's products in Mexico. During the three months ended April 3, 1999 and March 28, 1998, the company's sales to the LGE Canadian and Mexican subsidiaries were $5.2 million and $9.6 million, respectively. These amounts are included in the sales by the company to LGE and its affiliates discussed above.

   Other Items: In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45.0 million. The interest rate is LIBOR plus 6.5 percent per annum. The term of the facility (as amended) is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after April 30, 1999. Repayment is due in full at the end of the term. The first such borrowing occurred in May 1998, and as of April 3, 1999, $30.0 million was outstanding under the facility. The facility is secured by a second lien on certain of the company's assets, including its VSB technology and is subject to certain terms and conditions. See Note Two for subsequent event.

   Accounts payable with related party included $130.8 million and $134.0 million to LGE and its affiliates as of April 3, 1999 and March 28, 1998, respectively. In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payable arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended payables was $130.1 million and $133.7 million as of April 3, 1999 and March 28, 1998, respectively. The company is charged interest on the extended period at rates reflecting then-current market conditions in Korea.

   The company believes that the transactions between the company and LGE have been conducted on terms no less favorable to the company than could have been obtained with unrelated third parties.

Note Ten--Segment and geographic data

   The company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" as of December 31, 1998. This statement established new disclosure requirements related to operating and geographic segments.

   Financial information, summarized by segment, is as follows:

                                      Consumer   Network Corporate
                                     Electronics Systems and Other Consolidated
                                     ----------- ------- --------- ------------
                                                    In millions
      Three Months Ended April 3,
       1999
        Net sales...................   $119.1     $31.5   $  --       $150.6
        Income (loss) before income
         taxes......................     (8.9)      3.1    (19.3)      (25.1)
      Three months Ended March 28,
       1998
        Net sales...................   $202.7     $18.0   $  --       $220.7
        Loss before income taxes....    (20.0)     (3.3)   (14.5)      (37.8)

   It should be noted that in the information presented, certain costs such as interest and administrative costs are not allocated to the Consumer Electronics or Network Systems segments. These unallocated costs are reported above in the Corporate and Other column.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The company's first quarter net loss, excluding restructuring charges, was $21.8 million in 1999 compared to $35.2 million in 1998. Including a $3.3 million restructuring charge, the company reported a 1999 first quarter net loss of $25.1 million or $0.37 per basic and diluted common share. In the 1998 first quarter, including a $2.6 million restructuring charge, the company reported a net loss of $37.8 million or $0.55 per basic and diluted common share.

   The first quarter of 1999 and 1998 restructuring charges related to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization.

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

   Total first quarter sales were $150.6 million in 1999, down 32 percent from $220.7 million in 1998. Consumer electronics sales declined $83.6 million (or 41 percent) in the 1999 quarter compared with the same period in 1998, driven largely by planned sales reductions in lower-margin color television products and a change in distribution strategy whereby certain VCRs were sold directly from the manufacturer (LGE) rather than through the company's direct sales organization. The company receives a royalty ($0.6 million in 1999) for these sales. The 1999 sales decrease also resulted from a shortage of certain products including projection televisions a large 1997 year-end finished goods inventory which necessitated aggressive promotions in the first quarter of 1998 and LGE's Canadian affiliate purchasing $4.5 million less in 1999.

   Sales of Network Systems products increased $13.5 million (or 75 percent) in the first quarter of 1999 compared with a year ago. The increase reflects continued strong demand for digital set-top boxes from both domestic customers and emerging international markets which began in late 1998.

   The company's 1999 first quarter gross margin was $15.9 million compared to $7.2 million in the prior year. This was primarily the result of: (i) lower depreciation expense and other fixed manufacturing costs eliminated in the 1999 first quarter (due to restructuring activities which were primarily in the fourth quarter of 1998), (ii) a favorable change in product mix to more Network Systems products, (iii) favorable spending and material costs at the Reynosa plant, and (iv) a planned reduction in the sale of lower margin business.

   Selling, general and administrative expenses were $25.9 million in the first quarter of 1999, compared with $30.7 million in the previous year. Expenses for 1999 benefited from lower advertising costs and the company's continuing efforts to downsize staffing.

   Other operating expense (income) was $(7.7) million for the first quarter of 1999 and $(7.2) million for the same period in 1998. Other operating income in the first quarter of 1999 includes $6.2 million of accrued royalty income from manufacturers of television sets and VCRs who have taken licenses under some of the company's U.S.tuner system patents. This income was $6.3 million in the first quarter of 1998.

   Interest expense was $11.4 million in the first quarter of 1999, compared with $8.2 million in the comparable period of the previous year. The change resulted from higher funding requirements in 1999 (at generally higher interest rates) for company operations and the company's need to accrue interest on the amount the company owes LGE for LGE's guarantee of the company's obligation under the sale-leaseback agreement.

Liquidity and Capital Resources

   During the three months ended April 3, 1999, $18.4 million of cash was provided by operating activities principally as a result of $39.4 million of cash provided by the change in current accounts, which was principally composed of a $51.1 million decrease in receivables and a $10.3 million decrease in inventories, partially offset by an $18.9 million reduction in accounts payable and accrued expenses. The decrease in receivables was the result of lower revenue in the first quarter of 1999 and the company's continued effort to reduce its aged receivables. The decrease in inventories and accounts payable and accrued expenses resulted primarily from the company decreasing manufacturing activities as part of its operational restructuring plan and its continuing effort to improve its rate of finished goods turnover. Cash was used to fund $20.5 million of net losses from operations as adjusted for depreciation.

   During the three months ended April 3, 1999, $5.4 million of cash was provided by investing activities. This was composed of $5.8 million of cash received from the sale of certain property, partially offset by $0.4 million of cash used for capital additions.

   During the three months ended April 3, 1999, $18.6 million of cash was used by financing activities. This was composed of a $17.8 million repayment of revolving credit borrowings under the amended Citibank credit facility and $0.8 million repaid to LGE from proceeds from the sale of equipment previously included in the sale-leaseback transaction.

   As of April 3, 1999, the company had $454.9 million of interest-bearing obligations which consisted of: (i) $130.1 million of extended-term payables with LGE, (ii) $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 (the current portion of which was $11.5 million), (iii) $30.0 million currently payable under the remaining unsecured and uncommitted credit facility, (iv) $30.0 million outstanding under a secured credit facility with LGE, (v) $89.3 million owed to LGE as a result of LGE's payment under the guarantees of the leveraged leases and (vi) $72.0 million owed to LGE as a result of LGE's payments under demands against guarantees on the unsecured and uncommitted credit facilities. As of April 3, 1999, no balance was outstanding under the amended Citibank credit facility.

   Between November 1997 and February 1998, the company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through four lines of credit with Bank of America ($30.0 million), First Chicago NBD ($30.0 million), Societe Generale ($20.0 million) and Credit Agricole ($30.0 million). The credit lines were guaranteed by LGE for which LGE is entitled to receive a fee in an amount up to 2 percent of the outstanding amount of the loans payable in either company stock or cash. The company granted liens in favor of LGE on the capital stock of the company's domestic subsidiaries, on the company's intellectual property (other than tuning patents, tuning patent royalties and related license agreements) and certain other company assets to secure the guarantees of LGE for borrowings under these credit lines. As of April 3, 1999, only the Credit

Agricole loan remained outstanding, in the amount of $30.0 million. During the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities and the company is obligated to LGE for these payments plus interest. See Note Two for subsequent event.

   In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45.0 million. The term of the facility (as amended) is one year from the date of the first borrowing, subject to LGE's right to demand repayment at anytime after April 30, 1999. Repayment is due in full at the end of the term. The first such borrowing occurred in May 1998, and as of April 3, 1999, $30.0 million was outstanding under the facility. The facility is secured by a second lien on certain of the company's assets, including its VSB technology, and is subject to certain terms and conditions. See Note Two for subsequent event.

   In April 1997, the company entered into a sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and Juarez, Mexico, facilities. The company's payment obligations, along with certain other items under the lease agreement, were fully guaranteed by LGE. In July 1998, LGE made payment under the guarantees of the lease in the amount of $90.1 million under a negotiated settlement with the lessor.

   During the third quarter of 1998, the company's existing Citicorp credit facility (initially composed of a $45.0 million amortizing term loan and a $65.0 million revolving credit line) was amended and restated. The amended Citibank credit facility provides for up to $125.0 million of revolving loans, subject to borrowing base restrictions. The revolving loans must be repaid on or before the earlier of (a) the company filing for a prepackaged plan of reorganization or (b) April 30, 1999 (as amended). See Note Eight for additional discussion of the amended credit facility.

   On March 31, 1999, the company entered into a Commitment Letter (the "Commitment") with Citicorp North America, Inc. pursuant to which Citicorp North America, Inc. agreed to provide up to $150.0 million of debtor-in-possession financing during the pendency of the company's bankruptcy proceeding and agreed to provide a new three-year $150.0 million credit facility following completion of the company's bankruptcy proceeding, subject in each case to borrowing base restrictions. The new facilities will be secured by certain of the company's assets, including inventory, receivables, fixed assets and intellectual property, and will be subject to other terms and conditions. The Commitment is subject to the completion of definitive documentation and other conditions and provides for interest on borrowings based on specified margins above LIBOR or the prime rate.

   The new credit facilities will be in addition to the $60.0 million post-restructuring credit support to be provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties.

   On March 29, 1999, the company was advised by LGE that LGE had received Korean regulatory approval to permit LGE to consummate the transactions set forth in the restructuring agreement between the company and LGE, including authorization for LGE to provide the company with $60.0 million of post-restructuring credit support (as discussed above), on the terms and conditions of the restructuring agreement.

   The company did not make the April 1, 1999 sinking fund ($5.8 million) and interest ($3.2 million) payments on its subordinated debentures due 2011. The company's failure to make such payments on April 1, subject to grace periods (if any) provided in the indenture, constituted a default under the indenture relating to the subordinated debentures.

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

   The company, LGE and the Debenture Committee have agreed to the terms of the proposed restructuring of the subordinated debentures. The parties have agreed, among other things, that under the prepackaged plan, if approved, holders of the subordinated debentures will receive a pro rata distribution of $50.0 million of new 8.19 percent debentures of the company due 2009. The Debenture Committee has agreed to support confirmation of the company's prepackaged plan, and has agreed to forbear from enforcement of any defaults that might occur with respect to the subordinated debentures until the prepackaged plan is confirmed. However, the obligations of the members of the Debenture Committee terminate if, among other circumstances, the prepackaged plan has not been filed with the Bankruptcy Court on or before September 15, 1999, or the prepackaged plan has not been confirmed by the Bankruptcy Court on or before December 31, 1999. The agreement also contains other customary provisions.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   Certain statements in this Quarterly Report on Form 10-Q, such as those regarding the company's strategies, plans, objectives and expectations are forward-looking statements that involve known and unknown risks, uncertainties and other factors which may cause the actual results of the company or of its efforts to successfully implement the operational restructuring and achieve the business plan projections and financial results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both in the United States and other countries in which the company sells its products and from which the company obtains supplies; the effect of competition in the markets served by the company; LGE's ability to obtain required approvals of the Republic of Korea for additional financing, if any, that LGE may desire to extend to the company; the availability and terms of financing from LGE or other financing sources to fund the company's operating losses, restructuring charges and the other costs and expenses of its new business plan; and the willingness of existing creditors to continue to forbear from enforcing available rights and remedies and to grant additional waivers of potential defaults and to confirm the prepackaged plan. Given these uncertainties, stockholders and debtholders are cautioned not to place undue reliance on any forward-looking statements contained herein. The company disclaims any obligation to update such factors or forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained or referred to herein or to reflect future events or developments.

Readiness for the Year 2000

   The company is employing a combination of internal resources and outside consultants to coordinate and implement its Year 2000 Readiness initiatives. The company has established a company-wide Year 2000 Task Force, led by the company's technology group, with representation from its major business segments, to evaluate and address Year 2000 issues. The Year 2000 Task Force's responsibilities include, without limitation, (i) conducting an evaluation of the company's computer-based systems, facilities and products (and those of dealers, vendors and other third parties with which the company does business) to determine their Year 2000 Readiness, (ii) coordinating the replacement and/or upgrade of non-compliant systems, as necessary, (iii) promoting the company-wide awareness of Year 2000 issues through education and training, and
(iv) developing and overseeing the implementation of all of the company's other Year 2000 Readiness initiatives.

   The company has completed its evaluation of its computer-based systems, facilities and products to determine whether they are "Year 2000 Ready." The company believes that its material non-information technology systems will be Year 2000 Ready prior to January 1, 2000. The company believes that most of its currently manufactured products are Year 2000 Ready. The company has sent Year 2000 Readiness questionnaires to its existing key vendors and suppliers to assess the Year 2000 Readiness of their systems and products. The responses to these questionnaires have indicated that the company's vendors or suppliers are addressing their Year 2000 issues and expect to be Year 2000 Ready by January 1, 2000. While the company is working to achieve Year 2000 Readiness, there can be no assurance that it will successfully achieve all of its goals. At this time, and based on the company's current implementation plan, the company does not believe that its Year 2000 related issues will have a material adverse effect on the company's business. Although no contingency plan has been deemed to be necessary at this time, the company is in the process of evaluating the need for various contingency plans as a precautionary measure.

   Included within the company's Year 2000 Readiness initiatives are plans to ensure the company's financial, sales and distribution application software ("FS&D Applications") are Year 2000 Ready. The FS&D Applications include the primary software employed in the company's general ledger, accounts payable and disbursement, accounts receivable and collection, purchasing, billing, inventory management and sales activities. The company believes its current FS&D Applications are not Year 2000 compliant and, accordingly, has undertaken an initiative to replace these systems with new Year 2000 compliant applications from a third party software vendor. The company has commenced the implementation of these new FS&D Applications and currently expects to be completed by the third quarter of 1999. The estimated total cost of implementing the new FS&D Applications is $6.8 million, of which $3.3 million will be incurred in fiscal 1999. The company has not specifically identified the date upon which its existing FS&D Applications will begin to fail, but believes their replacement by the third quarter of 1999 is necessary in order to avoid significant risk of business interruption in activities to which the FS&D Applications relate. The timely implementation of the new FS&D Applications involve certain risks. The most significant of these risks includes retention of certain key employees, the ability to obtain external technical programming resources and the ability to fund the program given the uncertainties surrounding the company's current financial condition and plan of reorganization. If implementation is delayed beyond the third quarter of 1999, the existing FS&D Applications may begin to fail and cause significant business interruption. There can be no assurances that delays in the implementation will not occur. Delays in implementation could adversely impact the company's ability to bill sales and collect cash from customers, pay vendors, manage inventories and prepare financial results.

   In connection with the company's proposed operational restructuring, the company plans to discontinue substantially all of its manufacturing operations and to outsource substantially all components and products. The company believes its other exposure to Year 2000 risks are related to the ability of its vendors to provide the company with Year 2000 Ready components and products and to assure that such vendors otherwise are Year 2000 Ready so that they are able to provide the company with components and products in a timely manner. The company is aware, however, that Year 2000 issues may exist with respect to vendors with which it has or will have a material relationship.

   Prior to 1998, the company spent in the aggregate approximately $1.8 million on software and hardware upgrades and replacements and approximately $0.2 million on other costs (i.e., labor, consulting fees and other expenses) in connection with Year 2000 Readiness. The company spent a total of $2.5 million in 1998 (approximately $0.8 million for software and hardware upgrades and approximately $1.7 million for other costs) for this project. The company has estimated it will spend $4.6 million in 1999 (approximately $1.0 million for software and hardware upgrades and approximately $3.6 million for outside consulting assistance and other costs) with respect to Year 2000 readiness. Most of the costs incurred by the company in addressing Year 2000 Readiness are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The company continues to evaluate the estimated costs associated with its Year 2000 Readiness efforts. While the Year 2000 transition efforts may involve costs in addition to those currently budgeted or anticipated to be budgeted, at this time, the company has not yet determined the full costs of the modifications that may be necessary to address all Year 2000 issues.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

   None

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   During the three months ended April 3, 1999, no reportable events or material developments occurred regarding the legal proceedings of the company.

Item 2. Changes in Securities

   (b) The company's credit facility prohibits dividend payments on the company's common stock and preferred stock, if issued, and prohibits the redemption or repurchase of capital stock.

Item 3. Defaults Upon Senior Securities

   The company did not make the April 1, 1999 sinking fund ($5.8 million) and interest ($3.2 million) payments on its subordinated debentures due 2011. The company's failure to make such payments on April 1, subject to grace periods (if any) provided in the indenture, constitutes a default under the indenture relating to the subordinated debentures.

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

   The company, LGE and the Debenture Committee have agreed to the terms of the proposed restructuring of the subordinated debentures. The parties have agreed, among other things, that under the prepackaged plan, if approved, holders of the subordinated debentures will receive a pro rata distribution of $50 million of new 8.19 percent subordinated debentures of the company due 2009. The Debenture Committee has agreed to support confirmation of the company's prepackaged plan, and has agreed to forbear from enforcement of any defaults that might occur with respect to the subordinated debentures until the prepackaged plan is confirmed. However, the obligations of the members of the Debenture Committee terminate if, among other circumstances, the prepackaged plan has not been filed with the Bankruptcy Court on or before September 15, 1999, or the prepackaged plan has not been confirmed by the Bankruptcy Court on or before December 31, 1999. The agreement also contains other customary provisions.

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   On April 19, 1999, the company filed an amendment to a Registration Statement on Form S-4 which contains information relating to the company's proposed financial and operational restructuring plans along with information regarding a pre-packaged plan of reorganization.

Item 6. Exhibits and Reports on Form 8-K

   (27) Financial Data Schedule for the three months ended April 3, 1999

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

                                          Zenith Electronics Corporation
                                          (Registrant)

Date: May 18, 1999

                                             /s/ Edward J. McNulty
                                          By: _________________________________
                                             Edward J. McNulty
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                            /s/ Lawrence D. Panozzo
                                          By: _________________________________
                                             Lawrence D. Panozzo
                                             Director of Corporate Accounting
                                             and Planning
                                            (Principal Accounting Officer)