Form 10-Q
period 1999-07-03
ZENITH ELECTRONICS CORP
filed 1999-08-17
CIK 109265

               United States Securities and Exchange Commission
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark
One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1999

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

   As of July 31, 1999, there were 67,525,447 shares of Common Stock, par value $1 per share, outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     In Millions, Except Per Share Amounts

                                                Three Months       Six Months
                                                   Ended             Ended
                                              ----------------- -----------------
                                              July 3,  June 27, July 3,  June 27,
                                               1999      1998    1999      1998
                                              -------  -------- -------  --------
Net sales.................................... $217.2    $224.0  $367.8    $444.7
                                              ------    ------  ------    ------
Costs, expenses and other:
  Cost of products sold......................  195.5     204.8   330.2     418.3
  Selling, general and administrative........   25.4      31.2    51.3      61.9
  Engineering and research...................    7.4      11.4    15.4      22.2
  Other operating expense (income), net (Note
   4)........................................   (7.9)     (7.9)  (15.6)    (15.1)
  Restructuring charges (Note 3).............    4.1       4.8     7.4       7.4
                                              ------    ------  ------    ------
Operating loss...............................   (7.3)    (20.3)  (20.9)    (50.0)
Gain on asset sales, net.....................    0.3       0.3     --        0.1
Interest expense.............................   (1.7)     (4.4)   (3.9)     (8.1)
Interest expense--related party..............  (11.1)     (6.9)  (20.3)    (11.4)
Interest income..............................    0.4       0.3     0.6       0.6
                                              ------    ------  ------    ------
Loss before income taxes.....................  (19.4)    (31.0)  (44.5)    (68.8)
Income taxes.................................    1.5       --      1.5       --
                                              ------    ------  ------    ------
Net loss..................................... $(20.9)   $(31.0) $(46.0)   $(68.8)
                                              ======    ======  ======    ======
Net loss per share of basic and diluted
 common stock (Note 5)....................... $(0.31)   $(0.46) $(0.68)   $(1.02)
                                              ======    ======  ======    ======



     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  In Millions

                                                   July
                                                    3,    December 31, June 27,
                     ASSETS                        1999       1998       1998
                     ------                       ------  ------------ --------
Current assets:
  Cash........................................... $  2.8     $  --      $ 16.3
  Receivables, net of allowance for doubtful
   accounts of $21.2, $42.0 and $2.1,
   respectively..................................  114.5      127.0       15.0
  Receivable from related party..................    6.8        8.5        --
  Inventories (Note 7)...........................  105.3       84.2      128.6
  Transferor certificates (Note 6)...............    --         --        82.6
  Other..........................................   18.6       10.8       26.8
                                                  ------     ------     ------
    Total current assets.........................  248.0      230.5      269.3

Property, plant and equipment, net...............   42.9       50.2      158.6
Property held for disposal (Note 11).............    3.7       43.0        5.7
Receivable from related party....................   12.1       21.3        --
Other noncurrent assets..........................   10.8        5.0       35.5
                                                  ------     ------     ------
    Total assets................................. $317.5     $350.0     $469.1
                                                  ======     ======     ======
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current liabilities:
  Short-term debt (Note 8)....................... $  6.6     $ 47.8     $102.0
  Short-term debt with related party (Note 8)....  220.3      192.1       30.0
  Current portion of long-term debt (Note 8).....   11.5        5.8       41.8
  Accounts payable...............................   84.6       48.1       63.6
  Accounts payable with related party (Note 9)...  141.4      136.1      136.3
  Income taxes payable...........................    5.2        4.2        0.6
  Accrued expenses...............................  150.1      167.8      135.6
                                                  ------     ------     ------
    Total current liabilities....................  619.7      601.9      509.9

Long-term liabilities............................    5.4        3.6        9.1
Long-term liabilities with related party.........   10.9       11.2       10.1
Long-term debt (Note 8)..........................   92.0       97.8       97.8
Stockholders' equity:
  Preferred stock................................    --         --         --
  Common stock...................................   67.6       67.6       67.6
  Additional paid-in capital.....................  506.8      506.8      506.8
  Retained earnings (deficit).................... (983.2)    (937.2)    (730.5)
  Treasury stock.................................   (1.7)      (1.7)      (1.7)
                                                  ------     ------     ------
    Total stockholders' equity................... (410.5)    (364.5)    (157.8)
                                                  ------     ------     ------
    Total liabilities and stockholders' equity... $317.5     $350.0     $469.1
                                                  ======     ======     ======

     See accompanying Notes to Condensed Consolidated Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Millions

                                           Increase (Decrease) in Cash
                                                 Six Months Ended
                                           --------------------------------
                                           July 3, 1999      June 27, 1998
                                           -------------     --------------
Cash flows from operating activities:
Net loss..................................           $(46.0)           $(68.8)
Adjustments to reconcile net loss to net
 cash used by operations:
  Depreciation............................              8.6              16.8
  Other...................................              3.1               0.4
  Gain on asset sales, net................              --               (0.1)
  Changes in assets and liabilities:
    Current accounts......................             10.4             (13.1)
    Other assets..........................              3.4               2.2
    Other liabilities.....................              1.5               2.2
                                              -------------     -------------
      Net cash used by operating
       activities.........................            (19.0)            (60.4)
                                              -------------     -------------
Cash flows from investing activities:
  Capital additions.......................             (1.4)             (4.8)
  Proceeds from asset sales...............             36.3              30.0
                                              -------------     -------------
      Net cash provided by investing
       activities.........................             34.9              25.2
                                              -------------     -------------
Cash flows from financing activities:
  Short-term borrowings, net..............            (13.1)             60.0
  Principal payments on long-term debt....              --               (8.5)
                                              -------------     -------------
      Net cash provided (used) by
       financing activities...............            (13.1)             51.5
                                              -------------     -------------
Increase in cash..........................              2.8              16.3
Cash at beginning of period...............              --                --
                                              -------------     -------------
Cash at end of period.....................    $         2.8     $        16.3
                                              =============     =============
Increase (decrease) in cash attributable
 to changes in current accounts:
  Receivables, net........................    $        14.2     $         6.7
  Transferor certificates.................              --              (12.9)
  Income taxes, net.......................              1.0              (0.1)
  Inventories.............................            (21.1)             36.9
  Other assets............................             (7.8)             (0.5)
  Accounts payable and accrued expenses...             24.1             (43.2)
                                              -------------     -------------
Net change in current accounts............    $        10.4            $(13.1)
                                              =============     =============
Supplemental disclosure of cash flow
 information:
Cash paid during the period for:..........
  Interest................................    $         9.4     $        20.2
  Income taxes............................              0.5              (0.1)

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

Note Two--Subsequent events

   On July 20, 1999, the company announced that it had begun soliciting bondholder votes for its prepackaged plan of reorganization.

   The solicitation process follows an agreement with an ad hoc committee of bondholders to support the company's restructuring plan as discussed below. As announced in April, members of this committee (who informed the company that they hold or control over fifty percent of the outstanding principal amount of the company's 6 1/4 percent subordinated debentures due 2011) agreed to vote for and support the prepackaged plan.

   As previously announced, under the plan, trade creditors and vendors will not be impaired and will continue to be paid in the ordinary course of business. The company also expects to continue to pay employees' pre-petition and post-petition wages, salaries and benefits without interruption, and to fulfill obligations to customers throughout the reorganization.

   The company is seeking acceptance of its prepackaged plan in anticipation of the commencement of a case under Chapter 11 of the U. S. Bankruptcy Code in order to implement the previously announced restructuring of the company. The prepackaged plan provides that, upon consummation of the company's reorganization, current holders of the $103.5 million in principal amount of the 6 1/4 percent subordinated debentures will receive $50.0 million of new
8.19 percent senior debentures maturing in November 2009.

   The voting deadline is 5 p.m. Eastern Daylight Time on August 20, 1999. Upon acceptance of the plan, the company intends to promptly file its case and seek confirmation of the prepackaged plan. The company will continue to operate under Chapter 11 in the ordinary course of business.

   Pursuant to an agreement with the company, LG Electronics Inc. ("LGE") has agreed to exchange $200.0 million of its claims for 100 percent of the equity of the reorganized company and to exchange the remainder of its claims for assets and new restructured notes, interest on which is payable in kind under certain circumstances. Under the plan, all outstanding common stock will be canceled, and stockholders will receive no distribution and retain no property.

   As discussed below, as announced in April, the company has entered into a binding agreement with Citicorp North America Inc. to provide a $150.0 million debtor-in-possession financing facility to cover the period during the abbreviated court proceeding and a new three-year, $150.0 million credit facility to cover the period following the completion of the company's restructuring.

   In July 1999, the company sold substantially all of its Chihuahua, Mexico facility for approximately $10.2 million less escrowed amounts, including a $2.0 million escrow contingent upon the company's purchase of specified quantities of set-top boxes over a fifteen-month period.

                        ZENITH ELECTRONICS CORPORATION

Note Three--Restructuring charges

   During the three months and six months ended July 3, 1999, the company recorded $4.1 million and $7.4 million, respectively, of restructuring charges, primarily related to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization. Restructuring charges of $4.8 million and $7.4 million were recorded for the three and six months ended June 27, 1998, respectively, for fees paid to outside professionals for work to support the development of the company's operational and financial restructuring plans.

   A summary of the restructuring reserve recorded in 1998 and 1999 is as follows (in millions):

                               Restructuring     1999        1999   Restructuring
                                Reserve at   Restructuring   Cash    Reserve at
                               Dec. 31, 1998    Charges    Payments July 3, 1999
                               ------------- ------------- -------- -------------
      Severance and other
       employee costs.........     $15.4         $0.5       $(11.6)     $ 4.3
      Plant closure and
       business exit cost.....      15.0          --          (8.0)       7.0
      Professional fees.......       0.6          6.9         (5.8)       1.7
      Other...................       0.3          --          (0.2)       0.1
                                   -----         ----       ------      -----
        Total restructuring
         reserve..............     $31.3         $7.4       $(25.6)     $13.1
                                   =====         ====       ======      =====

   The $13.1 million reserve appears, at this time, to be adequate to cover the remaining costs of the restructuring activity reserved for at December 31, 1998.

   In addition, as of December 31, 1998 and July 3, 1999, the company had reserves for asset impairment of $103.7 million and $94.2 million, respectively, which were provided for in 1997 and 1998 and are included in fixed assets.

Note Four--Other operating expense (income)

   Other operating expense (income) consisted of the following (in millions):

                                    Three Months Ended       Six Months Ended
                                    ---------------------    -----------------
                                    July 3,     June 27,     July 3,  June 27,
                                      1999        1998        1999      1998
                                    ---------   ---------    -------  --------
      Royalty income--tuner system
       patents.....................      $(7.1)      $(6.4)  $(13.3)   $(12.7)
      Royalty income--VCR direct
       ship........................       (0.5)       (0.3)    (1.1)     (0.5)
      Royalty income--other........       (0.6)       (0.8)    (1.9)     (1.1)
      Bank fees....................        0.6         0.5      0.9       0.9
      Other........................       (0.3)       (0.9)    (0.2)     (1.7)
                                     ---------   ---------   ------    ------
        Total other operating
         income, net...............      $(7.9)      $(7.9)  $(15.6)   $(15.1)
                                     =========   =========   ======    ======

Note Five--Loss per share

   In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the company computed basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share, assuming conversion of the 6 1/4 percent convertible subordinated debentures due 2011 and outstanding stock options, is not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 67.5 million for both the three months and six months ended July 3, 1999 and 67.5 million and 67.3 million for the three months and six months ended June 27, 1998, respectively.

                        ZENITH ELECTRONICS CORPORATION

Note Six--Receivables

   During the third quarter of 1998, the company's trade receivables securitization was terminated. As a result, the company's financial statements for the period ended July 3, 1999 reflect that receivables, net of allowance for doubtful accounts, are no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) do not exist.

Note Seven--Inventories

   Inventories consisted of the following (in millions):

                                                   July 3, December 31, June 27,
                                                    1999       1998       1998
                                                   ------- ------------ --------
      Raw materials and work-in-process........... $ 41.5     $47.1      $ 81.7
      Finished goods..............................   63.8      37.1        46.9
                                                   ------     -----      ------
        Total inventories......................... $105.3     $84.2      $128.6
                                                   ======     =====      ======

Note Eight--Short-term debt and credit arrangements; Long-term debt

   Between November 1997 and February 1998, the company entered into a series of new financing transactions designed to enhance the company's liquidity and financial flexibility. The company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through four lines of credit with various lenders. The credit lines were guaranteed by LGE for which LGE is entitled to receive a fee in an amount up to 2.0 percent of the outstanding amount of the loans. During the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities; during the second quarter of 1999, LGE made payment under demands against a guarantee on $30.0 million and the company is obligated to LGE for all these payments plus interest. The company's obligations to LGE are secured by a second lien on certain assets of the company.

   In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45.0 million. As of July 3, 1999, $30.0 million was outstanding under the facility. See Note Nine for further discussion.

   In April 1997, the company entered into a sale-leaseback transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and Juarez, Mexico, facilities. The company's payment obligations, along with certain other items under the lease agreement, were fully guaranteed by LGE. In July 1998, LGE made payment under the guarantees of the leases in the amount of $90.1 million under a negotiated settlement with the lessor. As equipment previously included in the sale-leaseback transaction is sold, the proceeds of such sales will reduce the company's debt to LGE for this payment. As a result of initial asset sales and payments to LGE, the company's second quarter financial statements reflect a reduced $88.3 million current liability to LGE (included in "Short-term debt with related party" on the balance sheet).

   The company's Citibank credit facility (as amended) provides for up to $125.0 million of revolving loans, subject to borrowing base restrictions. The revolving loans must be repaid on or before the earlier of (a) the company filing for a prepackaged plan of reorganization or (b) August 31, 1999. In addition, the company is required to make repayments: (i) to the extent of the excess of borrowings over the borrowing base and (ii) with

                        ZENITH ELECTRONICS CORPORATION
the proceeds of most sales of capital stock or assets. The obligations of the company under the amended Citibank credit facility are secured by certain of the company's assets. The amended Citibank credit facility requires the company, among other things, to meet certain financial tests regarding the amount of tuner patent royalties and the average outstanding payable to LGE for products purchased in the ordinary course of business. The facility also contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments, engage in transactions with affiliates, liquidate, sell assets or engage in mergers. Interest on borrowings is based on market rates. As of July 3, 1999, $6.6 million was outstanding under this credit facility.

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

   On March 29, 1999, the company was advised by LGE that LGE had received Korean regulatory approval to permit LGE to consummate the transactions set forth in the restructuring agreement between the company and LGE, including authorization for LGE to provide the company with $60.0 million of post-restructuring credit support, on the terms and conditions of the restructuring agreement.

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

   On March 31, 1999, the company, LGE and an ad hoc committee of holders of the company's 6 1/4 percent Convertible Subordinated Debentures due 2011 reached an agreement with respect to the terms of the company's proposed prepackaged plan of reorganization. The ad hoc committee is comprised of Loomis Sayles & Company, Mariner Investment Group and Caspian Capital Partners, L.L.P. (the "Debenture Committee"). The members of the Debenture Committee have represented to the company that they collectively hold or control over 50 percent of the outstanding principal amount of the subordinated debentures.

   The company, LGE and the Debenture Committee have agreed to the terms of the proposed restructuring of the subordinated debentures. The parties have agreed, among other things, that under the prepackaged plan, if approved, holders of the subordinated debentures will receive a pro rata distribution of $50.0 million of new 8.19 percent senior debentures of the company due 2009. The Debenture Committee has agreed to support confirmation of the company's prepackaged plan, and has agreed to forbear from enforcement of any defaults

                        ZENITH ELECTRONICS CORPORATION
that might occur with respect to the subordinated debentures until the prepackaged plan is confirmed. However, the obligations of the members of the Debenture Committee terminate if, among other circumstances, the prepackaged plan has not been filed with the Bankruptcy Court on or before September 15, 1999, or the prepackaged plan has not been confirmed by the Bankruptcy Court on or before December 31, 1999. The agreement also contains other customary provisions.

Note Nine--Related party

   In November 1995, a change in control of the company occurred, in which LGE and an affiliate (LG Semicon Co., Ltd.) purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of July 3, 1999, LGE owned 36,569,000 shares, excluding vested but unexercised options, of common stock of the company, which represents 54.2 percent of the outstanding common stock. On April 29, 1999, the company was informed by LGE that on April 28, 1999, LGE had acquired 26,095,200 shares of common stock of the company along with the associated common stock purchase rights from LG Semicon Co., Ltd. The company was informed that the aggregate purchase price for such shares was 10 Korean Won (approximately US$0.01). Because LGE owns a majority of the issued and outstanding common stock, it effectively controls the outcome of any matter requiring action by a majority of the company's stockholders, including the election of a majority of the company's directors and any future change in control of the company.

   On August 7, 1998, the company entered into a Restructuring Agreement with LGE which sets forth the terms and conditions pursuant to which LGE has agreed to participate in and assist the company with its proposed financial and operational restructuring plans.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during the three and six month periods ended July 3, 1999 and June 27, 1998.

   Product purchases: In the ordinary course of business, the company purchases VCRs, television-VCR combinations and components from LGE and its affiliates. The company purchased $16.8 million and $19.6 million of these items during the three and six month periods ended July 3, 1999, respectively, and $15.2 million and $23.0 million of these items during the three and six month periods ended June 27, 1998, respectively. Sales of products purchased from LGE and its affiliates contributed $13.1 million and $20.5 million to sales during the three and six month periods ended July 3, 1999, respectively, and $15.2 million and $35.3 million to sales during the three and six month periods ended June 27, 1998, respectively. The purchase prices were the result of negotiations between the parties and were consistent with third party bids.

   In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sells and ships VCRs directly to the company's two largest customers and pays the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. The license fee payable by LGE is comparable to licensing rates charged by the company to unrelated parties. During the three and six month periods ended July 3, 1999, the company accrued approximately $0.5 million and $1.1 million, respectively, in royalties for the use of the company's brand names pursuant to this direct shipment program. The company accrued approximately $0.3 million and $0.5 million for such royalties in the three and six month periods ended June 27, 1998, respectively. A similar arrangement was entered into in April 1997, in Canada where LGE's Canadian affiliate sells Zenith branded VCRs under a license from the company. Pursuant to that arrangement, the company accrued approximately $0.2 million and $0.4 million in the three and six month periods ended July 3, 1999, respectively. Approximately $0.3 million was accrued in both the three- and six-month periods ended June 27, 1998.

                        ZENITH ELECTRONICS CORPORATION

   Product and other sales: The company sells televisions, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices consistent with amounts charged by the company to its major customers. Sales by the company to LGE and its affiliates were $7.9 million and $13.1 million during the three and six month periods ended July 3, 1999, respectively, and $11.2 million and $22.5 million during the three and six months ended June 27, 1998, respectively.

   In December 1996, the company closed its wholly-owned Canadian distributor and sold the remaining inventory to LGE at book value. The company entered into a distributor agreement with an LGE subsidiary whereby such subsidiary became the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's products in Mexico. During the three and six months ended July 3, 1999, the company's sales to the LGE Canadian and Mexican subsidiaries were $3.1 million and $4.8 million, respectively and $3.9 million and $9.2 million, respectively. During the three and six month periods ended June 27, 1998, the company's sales to the LGE Canadian and Mexican subsidiaries were $7.7 million and $3.2 million, respectively, and $12.0 million and $8.5 million, respectively. These amounts are included in the sales by the company to LGE and its affiliates discussed above.

   Other Items: In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45.0 million. The interest rate is LIBOR plus 6.5 percent per annum. The term of the facility (as amended) provides that no demand for repayment can be made, absent a default, prior to August 31, 1999. The first such borrowing occurred in May 1998, and as of July 3, 1999, $30.0 million was outstanding under the facility. The facility is secured by a second lien on certain of the company's assets, including its VSB technology and is subject to certain terms and conditions.

   Accounts payable with related party consists of $141.4 million and $136.3 million to LGE and its affiliates as of July 3, 1999 and June 27, 1998, respectively. In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payable arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended payables was $141.1 million and $134.4 million as of July 3, 1999 and June 27, 1998, respectively. The company is charged interest on the extended period at rates reflecting then-current market conditions in Korea.

   The $21.3 million noncurrent receivable from related party as of December 31, 1998 represents the appraised fair value of the manufacturing equipment, previously part of the sales-lease back agreement, which is receivable from LGE. This receivable has been reduced to $12.1 million as of July 3, 1999, as the company purchased equipment prior to its selling the equipment to third parties.

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

                        ZENITH ELECTRONICS CORPORATION

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--(Concluded)


   Financial information, summarized by operating segment, is as follows (in millions):

                                       Consumer   Network Corporate
                                      Electronics Systems and Other Consolidated
                                      ----------- ------- --------- ------------
      Six months ended July 3, 1999
        Net sales...................    $311.1     $56.7   $  --       $367.8
        Income (loss) before income
         taxes......................      (5.9)      3.2    (41.8)      (44.5)
      Six months ended June 27, 1998
        Net sales...................    $407.4     $37.3   $  --       $444.7
        Loss before income taxes....     (24.7)     (8.1)   (36.0)      (68.8)

   It should be noted that in the information presented, certain costs such as interest and administrative costs are not allocated to the Consumer Electronics or Network Systems segments. These unallocated costs are reported above in the Corporate and Other column.

Note Eleven--Property held for disposal

   Under the operational restructuring, the company intends to transform itself from an integrated manufacturer and distributor of consumer electronics products into a sales, distribution and technology company. The operational restructuring requires that the company close and dispose of all, or substantially all, of its manufacturing facilities and outsource all, or substantially all, product lines. During the first six months of 1999, the decrease in property held for disposal resulted from the sale of all, or substantially all assets at the company's Juarez and Matamoros, Mexico facilities and most equipment at its Melrose Park, Illinois facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The company's second quarter net loss, excluding restructuring charges, was $16.8 million in 1999 compared to $26.2 million in 1998. Including a $4.1 million restructuring charge, the company reported a 1999 second quarter net loss of $20.9 million or $0.31 per basic and diluted common share. In the 1998 second quarter, including a $4.8 million restructuring charge, the company reported a net loss of $31.0 million or $0.46 per basic and diluted common share.

   The second quarter of 1999 and 1998 restructuring charges related primarily to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization.

   The company's core business--the development, manufacture and distribution of a broad range of products for the delivery of video entertainment--is composed of two major product areas--Consumer Electronics (which includes color television sets and other consumer products) and Network Systems (which includes the design and manufacture of digital and analog set-top boxes along with data modems sold primarily to cable and satellite television operators).

   Total second quarter sales were $217.2 million in 1999, down 3 percent from $224.0 million in 1998. Consumer electronics sales declined $12.7 million (or 6 percent) in the 1999 quarter compared with the same period in 1998, driven largely by planned sales reductions in lower-margin color television products. The 1999 sales decrease also resulted from a delay in new product introductions including projection televisions and DVD's and LGE's Canadian affiliate purchasing less in 1999.

   Sales of Network systems products increased $5.9 million (or 30 percent) in the second quarter of 1999 compared with a year ago. The increase reflected a strong demand for digital set-top boxes from both domestic customers and emerging international markets which began in late 1998.

   Despite lower sales, the company's 1999 second quarter gross margin was $21.7 million compared to $19.2 million in the prior year. This was primarily the result of: (i) lower depreciation expense and other fixed manufacturing costs eliminated in the 1999 second quarter (due to operational restructuring activities begun in the fourth quarter of 1998), (ii) a favorable change in product mix to more Network Systems products, (iii) lower spending and material costs at the Reynosa plant, and (iv) a planned reduction in the sale of lower-margin business.

   Selling, general and administrative expenses were $25.4 million in the second quarter of 1999, compared with $31.2 million in the previous year. Expenses for 1999 benefited from lower advertising costs and the company's continuing efforts to reduce expenses and downsize staffing.

   Other operating expense (income) was $(7.9) million for both the second quarter of 1999 and 1998. Other operating income in the second quarter of 1999 includes $7.1 million of accrued royalty income from manufacturers of television sets and VCRs who have taken licenses under some of the company's U.S. tuner system patents. This income was $6.4 million in the second quarter of 1998.

   Interest expense was $12.8 million in the second quarter of 1999, compared with $11.3 million in the comparable period of the previous year. The change resulted from higher funding requirements in 1999 (at generally higher interest rates) for company operations and the accrued interest on the amount the company owes LGE pursuant to LGE's payment of the company's obligation under a sale-leaseback agreement.

   For the first six months of 1999 the company reported a net loss, excluding restructuring charges, of $38.6 million compared to $61.4 million in the same period in 1998. Including a $7.4 million restructuring charge, the company reported a 1999 six month net loss of $46.0 million or $0.68 per basic and diluted common share. In the first six months of 1998, including a $7.4 million restructuring charge, the company reported a net loss of $68.8 million or $1.02 per basic and diluted common share. First-half sales were $367.8 million in 1999 and $444.7 million in 1998.

Liquidity and Capital Resources

   During the six months ended July 3, 1999, $19.0 million of cash was used by operating activities principally as a result of $37.4 million of net losses (adjusted for depreciation) from operations. This was partially offset by $10.4 million of cash provided by the change in current accounts, which was principally composed of a $24.1 million increase in accounts payable and accrued expenses and a $14.2 million decrease in receivables, which was partially offset by a $21.1 million increase in inventories. The decrease in receivables was the result of lower revenue in the second quarter of 1999 and the company's continued effort to reduce its aged receivables. The increase in accounts payable and accrued expenses resulted primarily from the seasonal build-up of inventories; however, inventories were $23.3 million lower than the amount at June 27, 1998 due to the decreasing manufacturing activities.

   During the six months ended July 3, 1999, $34.9 million of cash was provided by investing activities. This was composed of $36.3 million of cash received from the sale of certain property, partially offset by $1.4 million of cash used for capital additions.

   During the six months ended July 3, 1999, $13.1 million of cash was used by financing activities. This was composed primarily of an $11.2 million repayment of revolving credit borrowings under the amended Citibank credit facility and $1.8 million repaid to LGE from proceeds from the sale of equipment previously included in the sale-leaseback transaction.

   As of July 3, 1999, the company had $471.5 million of interest-bearing obligations which consisted of: (i) $141.1 million of extended-term payables with LGE, (ii) $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 (the current portion of which was $11.5 million), (iii) $30.0 million outstanding under a secured credit facility with LGE, (iv) $88.3 million owed to LGE as a result of LGE's payment under the guarantees of the leveraged leases, (v) $102.0 million owed to LGE as a result of LGE's payments under demands against guarantees on the unsecured and uncommitted credit facilities and (vi) $6.6 million outstanding under the amended Citibank credit facility.

   Between November 1997 and February 1998, the company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through four lines of credit with various lenders. The credit lines were guaranteed by LGE for which LGE is entitled to receive a fee in an amount up to 2.0 percent of the outstanding amount of the loans. The company granted liens in favor of LGE on the capital stock of the company's domestic subsidiaries, on the company's intellectual property (other than tuning patents, tuning patent royalties and related license agreements) and certain other company assets to secure the guarantees of LGE for borrowings under these credit lines. During the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities; during the second quarter of 1999, LGE made payment under demands against a guarantee on $30.0 million and the company is obligated to LGE for all these payments plus interest.

   In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45.0 million. As of April 19, 1999, the company amended this facility to provide that no demand for repayment could be made under the facility, absent a default, prior to August 31, 1999. The first such borrowing occurred in May 1998, and as of July 3, 1999, $30.0 million was outstanding under the facility. The facility is secured by a second lien on certain of the company's assets, including its VSB technology, and is subject to certain terms and conditions.

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

   During the third quarter of 1998, the company's existing Citicorp credit facility (initially composed of a $45.0 million amortizing term loan and a $65.0 million revolving credit line) was amended and restated. The amended Citibank credit facility provides for up to $125.0 million of revolving loans, subject to borrowing base restrictions. On April 19, 1999, the company entered into a Second Amendment and Waiver to the Amended and Restated Credit Agreement extending the maturity date of the $125.0 million facility to the earlier of (a) the company filing for a prepackaged plan of reorganization or
(b) August 31, 1999. See Note Eight for additional discussion of the amended credit facility.

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

   The company did not make the April 1, 1999 sinking fund ($5.8 million) and interest ($3.2 million) payments on its subordinated debentures due 2011. The company's failure to make such payments on April 1, subject to grace periods (if any) provided in the indenture, constituted a default under the indenture relating to the subordinated debentures. It is the company's intention to restructure this debt by converting it to a $50.0 million long-term issue.

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

   On March 31, 1999, the company, LGE and an ad hoc committee of holders of the company's 6 1/4 percent Convertible Subordinated Debentures due 2011 reached an agreement with respect to the terms of the company's proposed prepackaged plan of reorganization. The ad hoc committee is comprised of Loomis Sayles & Company, Mariner Investment Group and Caspian Capital Partners, L.L.P. (the "Debenture Committee"). The members of the Debenture Committee have represented to the company that they collectively hold or control over 50 percent of the outstanding principal amount of the subordinated debentures.

   The company, LGE and the Debenture Committee have agreed to the terms of the proposed restructuring of the subordinated debentures. The parties have agreed, among other things, that under the prepackaged plan, if approved, holders of the subordinated debentures will receive a pro rata distribution of $50.0 million of new 8.19 percent senior debentures of the company due 2009. The Debenture Committee has agreed to support confirmation of the company's prepackaged plan, and has agreed to forbear from enforcement of any defaults that might occur with respect to the subordinated debentures until the prepackaged plan is confirmed. However, the obligations of the members of the Debenture Committee terminate if, among other circumstances, the prepackaged plan has not been filed with the Bankruptcy Court on or before September 15, 1999, or the prepackaged plan has not been confirmed by the Bankruptcy Court on or before December 31, 1999. The agreement also contains other customary provisions.

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

   The company has completed its evaluation of its computer-based systems, facilities and products to determine whether they are "Year 2000 Ready". The company believes that its material non-information technology systems will be Year 2000 Ready prior to January 1, 2000. The company believes that most of its currently manufactured products are Year 2000 Ready. The company has sent Year 2000 Readiness questionnaires to its existing key vendors and suppliers to assess the Year 2000 Readiness of their systems and products. The responses to these questionnaires have indicated that the company's vendors or suppliers are addressing their Year 2000 issues and expect to be Year 2000 Ready by January 1, 2000. While the company is working to achieve Year 2000 Readiness, there can be no assurance that it will successfully achieve all of its goals. At this time, and based on the company's current implementation plan, the company does not believe that its Year 2000 related issues will have a material adverse effect on the company's business. Although no contingency plan has been deemed to be necessary at this time, the company has a continuing process of evaluating the need for various contingency plans as a precautionary measure.

   Included within the company's Year 2000 Readiness initiatives are plans to ensure the company's financial, sales and distribution application software ("FS&D Applications") are Year 2000 Ready. The FS&D Applications include the primary software employed in the company's general ledger, accounts payable and disbursement, accounts receivable and collection, purchasing, billing, inventory management and sales activities. As a part of the company's Year 2000 readiness initiatives the company has recently implemented new FS&D Applications which are Year 2000 Ready. The estimated total cost of implementing the new FS&D Applications is $6.8 million, of which $3.3 million will be incurred in fiscal 1999.

   In connection with the company's proposed operational restructuring, the company plans to discontinue substantially all of its manufacturing operations and to outsource substantially all components and products. The company believes its other exposure to Year 2000 risks are related to the ability of its vendors to provide the company with Year 2000 Ready components and products and to assure that such vendors otherwise are Year 2000 Ready so that they are able to provide the company with components and products in a timely manner. The company has requested and has, to date, received from most of its suppliers, assurance of their Year 2000 Readiness. The company is aware, however, that Year 2000 issues may exist with respect to vendors with which it has or will have a material relationship.

   Prior to 1998, the company spent in the aggregate approximately $1.8 million on software and hardware upgrades and replacements and approximately $0.2 million on other costs (i.e., labor, consulting fees and other expenses) in connection with Year 2000 Readiness. The company spent a total of $2.5 million in 1998 (approximately $0.8 million for software and hardware upgrades and approximately $1.7 million for other costs) for this project. The company has estimated it will spend $4.6 million in 1999 (approximately $1.0 million for software and hardware upgrades and approximately $3.6 million for outside consulting assistance and other costs) with respect to Year 2000 readiness. This amount includes the cost of implementing the new FS&D Applications discussed above. Most of the costs incurred by the company in addressing Year 2000 Readiness are expected to be expensed as incurred, in compliance with generally accepted accounting principles. The company continues to evaluate the estimated costs associated with its Year 2000 Readiness efforts. While the Year 2000 transition efforts may involve costs in addition to those currently budgeted or anticipated to be budgeted, at this time, the company has not yet determined the full costs of the modifications that may be necessary to address all Year 2000 issues.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   None

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   During the three months ended July 3, 1999, no reportable events or material developments occurred regarding the legal proceedings of the company.

Item 2. Changes in Securities

   (b) None

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

   On March 31, 1999, the company, LGE and an ad hoc committee of holders of the company's 6 1/4 percent Convertible Subordinated Debentures due 2011 reached an agreement with respect to the terms of the company's proposed prepackaged plan of reorganization. The ad hoc committee is comprised of Loomis Sayles & Company, Mariner Investment Group and Caspian Capital Partners, L.L.P. (the "Debenture Committee"). The members of the Debenture Committee have represented to the company that they collectively hold or control over 50 percent of the outstanding principal amount of the subordinated debentures.

   The company, LGE and the Debenture Committee have agreed to the terms of the proposed restructuring of the subordinated debentures. The parties have agreed, among other things, that under the prepackaged plan, if approved, holders of the subordinated debentures will receive a pro rata distribution of $50.0 million of new 8.19 percent senior debentures of the company due 2009. The Debenture Committee has agreed to support confirmation of the company's prepackaged plan, and has agreed to forbear from enforcement of any defaults that might occur with respect to the subordinated debentures until the prepackaged plan is confirmed. However, the obligations of the members of the Debenture Committee terminate if, among other circumstances, the prepackaged plan has not been filed with the Bankruptcy Court on or before September 15, 1999, or the prepackaged plan has not been confirmed by the Bankruptcy Court on or before December 31, 1999. The agreement also contains other customary provisions.

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   On July 15, 1999, the company's Registration Statement on Form S-4, which contains information relating to the company's proposed financial and operational restructuring plans along with information regarding a pre-packaged plan of reorganization, was declared effective by the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

     (27) Financial Data Schedule for the six months ended July 3, 1999

   (b) Reports on Form 8-K:

     On May 3, 1999, the company filed a Form 8-K reporting under Item 5 (i) the acquisition by LGE of 26,095,200 shares of common stock of the company from LGE's affiliate, LGE Semicon Co., Ltd.; (ii) the demand for repayment received by LGE of the Company's $30.0 million demand loan note payable to Credit Agricole and the payment of the note by LGE; and (iii) the company entering into a Second Amendment and Waiver to the Amended and Restated Credit Agreement dated as of June 29, 1998, extending the maturity date of the facility to the earlier of the bankruptcy filing by the company or August 31, 1999.