Form 10-Q
period 1999-09-30
ZENITH ELECTRONICS CORP
filed 1999-11-16
CIK 109265

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1999

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from   to

                           Commission File No. 1-4115

                               ----------------

                         ZENITH ELECTRONICS CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               36-1996520
      (State or other jurisdiction                   (IRS Employer
   of incorporation or organization)             Identification Number)

    1000 Milwaukee Avenue, Glenview,                   60025-2493
                Illinois                               (Zip Code)
    (Address of principal executive
                offices)

                                 (847) 391-7000
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   As of October 29, 1999, there were 67,525,447 shares of Common Stock, par value $1 per share, outstanding. As of November 9, 1999, there were 1,000 shares of common stock, par value $0.01 per share outstanding as a result of the company's consummation of its Chapter 11 prepackaged plan.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     In Millions, Except Per Share Amounts

                                         Three Months Ended     Nine Months Ended
                                         ---------------------  ------------------
                                         Oct. 2,    Sept. 26,   Oct. 2,  Sept. 26,
                                           1999        1998      1999      1998
                                         --------   ----------  -------  ---------
Net sales..............................  $  228.0    $   230.4  $595.8    $ 675.1
                                         --------    ---------  ------    -------
Costs, expenses and other:
  Cost of products sold................     203.6        203.3   533.8      621.6
  Selling, general and administrative..      24.6         31.5    75.9       93.4
  Engineering and research.............       7.6          9.8    23.0       32.0
  Other operating expense (income), net
   (Note 4)............................      (8.1)        (9.2)  (23.7)     (24.3)
  Restructuring charges (Note 3).......       5.1        100.4    12.5      107.8
                                         --------    ---------  ------    -------
Operating loss.........................      (4.8)      (105.4)  (25.7)    (155.4)
Gain on asset sales, net...............       2.9          --      2.9        0.1
Interest expense (contractual interest
 for the three and nine month periods
 ended October 2, 1999 was ($2.7) and
 ($6.6), respectively) (Note 2)........      (2.0)        (4.1)   (5.9)     (12.2)
Interest expense--related party
 (contractual interest for the three
 and nine month periods ended October
 2, 1999 was ($9.2) and ($29.5),
 respectively) (Note 2)................      (7.1)        (9.6)  (27.4)     (21.0)
Interest income........................       0.3          0.1     0.9        0.7
                                         --------    ---------  ------    -------
Loss before reorganization items and
 income taxes..........................     (10.7)      (119.0)  (55.2)    (187.8)
Reorganization items (Note 3):
  Professional fees....................      (0.8)         --     (0.8)       --
  Write off deferred debt issuance
   costs...............................      (1.3)         --     (1.3)       --
                                         --------    ---------  ------    -------
Loss before income taxes...............     (12.8)      (119.0)  (57.3)    (187.8)
Income taxes...........................       0.2          --      1.7        --
                                         --------    ---------  ------    -------
Net loss...............................  $  (13.0)   $  (119.0) $(59.0)   $(187.8)
                                         ========    =========  ======    =======
Net loss per share of basic and diluted
 common stock (Note 5).................  $  (0.19)   $   (1.76) $(0.87)   $ (2.78)
                                         ========    =========  ======    =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  In Millions

                                                              Dec.
                                                    Oct. 2,    31,    Sept. 26,
                                                     1999     1998      1998
                                                    -------  -------  ---------
                      ASSETS
Current assets:
  Cash............................................. $   --   $   --    $   --
  Receivables, net of allowance for doubtful
   accounts of $23.2, $42.0 and $36.3,
   respectively....................................   125.6    127.0     143.4
  Receivable from related party....................    11.4      8.5       --
  Inventories (Note 7).............................   121.1     84.2     164.8
  Other............................................    25.4     10.8      14.5
                                                    -------  -------   -------
    Total current assets...........................   283.5    230.5     322.7
Property, plant and equipment, net.................    41.3     50.2     155.1
Property held for disposal (Note 11)...............     1.6     43.0       --
Receivable from related party......................    11.8     21.3      21.3
Other noncurrent assets............................     8.3      5.0       5.3
                                                    -------  -------   -------
    Total assets................................... $ 346.5  $ 350.0   $ 504.4
                                                    =======  =======   =======

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities not subject to compromise
Current liabilities:
  Short-term debt (Note 8)......................... $  78.1  $  47.8   $ 107.8
  Short-term debt with related party (Note 8)......   132.0    192.1     192.1
  Current portion of long-term debt (Note 8).......     --       5.8       5.8
  Accounts payable.................................    60.0     48.1      87.8
  Accounts payable with related party (Note 9).....     1.1    136.1     134.9
  Income taxes payable.............................     5.4      4.2       0.6
  Accrued expenses.................................   157.3    167.8     143.4
                                                    -------  -------   -------
    Total current liabilities......................   433.9    601.9     672.4
Long-term liabilities..............................     6.3      3.6       --
Long-term liabilities with related party...........    10.9     11.2      11.0
Long-term debt (Note 8)............................     --      97.8      97.8
                                                    -------  -------   -------
    Total liabilities not subject to compromise....   451.1    714.5     781.2
Liabilities subject to compromise (Note 2).........   318.9      --        --
Stockholders' equity:
  Preferred stock..................................     --       --        --
  Common stock.....................................    67.6     67.6      67.6
  Additional paid-in capital.......................   506.8    506.8     506.8
  Retained earnings (deficit)......................  (996.2)  (937.2)   (849.5)
  Treasury stock...................................    (1.7)    (1.7)     (1.7)
                                                    -------  -------   -------
    Total stockholders' equity.....................  (423.5)  (364.5)   (276.8)
                                                    -------  -------   -------
    Total liabilities and stockholders' equity..... $ 346.5  $ 350.0   $ 504.4
                                                    =======  =======   =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Millions

                                                        Increase (Decrease)
                                                              in Cash
                                                         Nine Months Ended
                                                        -----------------------
                                                        Oct. 2,     Sept. 26,
                                                          1999        1998
                                                        ---------  ------------
Cash flows from operating activities:
Net loss, including reorganization items..............  $   (59.0)  $   (187.8)
Adjustments to reconcile net loss to net cash used by
 operations:
  Depreciation........................................       12.1         24.4
  Other...............................................       (5.4)        (1.8)
  Gain on asset sales, net............................       (2.9)        (0.1)
  Non-cash restructuring charges......................        --          95.4
  Changes in assets and liabilities:
    Current accounts..................................      (58.3)       (18.3)
    Other assets......................................        6.2          3.0
    Other liabilities.................................        2.4          3.1
                                                        ---------   ----------
Net cash used by operating activities.................     (104.9)       (82.1)
                                                        ---------   ----------
Cash flows from investing activities:
  Capital additions...................................       (2.5)        (6.4)
  Proceeds from asset sales...........................       49.0         36.2
  Distribution of investor certificates...............        --         (41.0)
                                                        ---------   ----------
Net cash provided (used) by investing activities......       46.5        (11.2)
                                                        ---------   ----------
Cash flows from financing activities:
  Short-term borrowings, net..........................       58.4        137.8
  Principal payments on long-term debt................        --         (44.5)
                                                        ---------   ----------
Net cash provided by financing activities.............       58.4         93.3
                                                        ---------   ----------
Increase in cash......................................        --           --
Cash at beginning of period...........................        --           --
                                                        ---------   ----------
Cash at end of period.................................  $     --    $      --
                                                        =========   ==========
Increase (decrease) in cash attributable to changes in
 current accounts:
  Receivables, net....................................  $    (1.5)  $   (121.7)
  Transferor certificates.............................        --         110.7
  Income taxes, net...................................        1.2         (0.1)
  Inventories.........................................      (36.9)         0.7
  Other assets........................................      (14.6)         6.8
  Accounts payable and accrued expenses...............       (6.5)       (14.7)
                                                        ---------   ----------
Net change in current accounts........................  $   (58.3)  $    (18.3)
                                                        =========   ==========
Supplemental disclosure of cash flow information:
Cash paid (refunded) during the period for
  Interest............................................  $    14.3   $     28.4
  Income taxes........................................        0.5         (0.8)


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

Note Two--Filing of Plan of Reorganization

   On August 23, 1999, a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code was filed by the company in the U.S. Bankruptcy Court for the District of Delaware. The filing followed approval of the plan of reorganization by holders of the company's 6 1/4 percent subordinated debentures due 2011. LG Electronics Inc. ("LGE") and Citibank, as secured creditors, also approved the plan of reorganization. See Note Twelve for subsequent event.

   The prepackaged plan provides that, upon consummation of the company's reorganization, current holders of the $103.5 million in principal amount of the 6 1/4 percent subordinated debentures will receive $50.0 million of new
8.19 percent senior debentures maturing in November 2009.

   Under the plan, all outstanding common stock will be canceled, and stockholders will receive no distribution and retain no property. LGE will exchange $200.0 million of its allowed claims for 100 percent of the equity of the reorganized company and will exchange the remainder of its claims for certain assets and new restructured notes, interest on which is payable in kind under certain circumstances.

   The 6 1/4 percent subordinated debentures due 2011 ($103.5 million) and unsecured and partially secured debt payable to LGE are shown in the October 2, 1999 balance sheet as "Liabilities subject to compromise". The debt payable to LGE subject to compromise includes the extended-term payables ($127.1 million) and the debt related to LGE's payment under the guarantees of the leveraged leases ($88.3 million).

   As previously announced, under the plan, trade creditors and vendors will not be impaired and will continue to be paid in the ordinary course of business. The company also will continue to pay employees' pre-petition and post-petition wages, salaries and benefits without interruption and fulfill obligations to customers throughout the reorganization.

   Pursuant to an order of the Bankruptcy Court entered on August 24, 1999, hearings to consider approval of the prepackaged plan were held on September 27 and 28, 1999. See Note Twelve for subsequent event.

   Interest expense was $9.1 million and $33.3 million in the three and nine month periods ended October 2, 1999, respectively. Contractual interest was $11.9 million and $36.1 million in these same periods. The $2.8 million difference reflects the suspension of contractual interest on the 6 1/4 percent subordinated debentures and unsecured and partially secured debt with LGE discussed above as a result of the Chapter 11 filing and, in accordance with SOP 90-7, suspension of interest expense accruals.

Note Three--Restructuring charges and reorganization items

   During the three months and nine months ended October 2, 1999, the company recorded $5.1 million and $12.5 million, respectively, of restructuring charges, primarily related to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization. In addition, for the period from the filing of the petition for relief on August 23, 1999 to October 2, 1999, the company incurred $0.8 million of professional fees for purposes discussed above which was included in reorganization items. Deferred debt issuance costs ($1.3 million) related to debt to be restructured pursuant to the prepackaged plan of reorganization were also written off and included in reorganization items.

   During the first nine months of 1998, the company recorded $107.8 million of restructuring charges. Of this total amount, $100.4 million was recorded during the third quarter of 1998 and related to (i) a $68.8 million loss on the termination of the company's leveraged lease, (ii) $32.3 million of deferred charges (bank, attorney and guarantee fees) that were written off,
(iii) accelerated amortization of the remaining deferred gain ($9.1 million) related to the 1997 sale of the assets into the leveraged lease, (iv) $7.0 million of professional fees (for services as discussed above) and financing charges (relative to amending the Citicorp credit agreement), and (v) $1.4 million of other charges, related primarily to the company's exiting of its analog set-top box product line.

   A summary of the restructuring reserve recorded in 1998 and 1999 is as follows (in millions):

                             Restructuring     1999        1999   Restructuring
                              Reserve at   Restructuring   Cash    Reserve at
                             Dec. 31, 1998    Charges    Payments Oct. 2, 1999
                             ------------- ------------- -------- -------------
   Severance and other
    employee costs..........     $15.4         $ 2.7      $(12.7)     $ 5.4
   Plant closure and
    business exit cost......      15.0           0.3       (10.4)       4.9
   Professional fees........       0.6           9.5        (9.3)       0.8
   Other....................       0.3           --         (0.3)       --
                                 -----         -----      ------      -----
     Total restructuring
      reserve...............     $31.3         $12.5      $(32.7)     $11.1
                                 =====         =====      ======      =====

   The $11.1 million reserve appears, at this time, to be adequate to cover the remaining costs of the restructuring activity identified at December 31, 1998.

   In addition, as of December 31, 1998 and October 2, 1999, the company has reserves for asset impairment of $103.7 million and $87.0 million, respectively, which were provided for in 1997 and 1998 and are included in fixed assets, and, for certain environmental liabilities, in accrued expenses.

Note Four--Other operating expense (income)

   Other operating expense (income) consisted of the following (in millions):

                                             Three Months
                                                 Ended       Nine Months Ended
                                           ----------------- ------------------
                                           Oct. 2, Sept. 26, Oct. 2,  Sept. 26,
                                            1999     1998     1999      1998
                                           ------- --------- -------  ---------
   Royalty income--tuner system patents...  $(7.7)   $(7.7)  $(21.0)   $(20.4)
   Royalty income--VCR direct ship........   (0.4)    (0.7)    (1.5)     (1.2)
   Royalty income--other..................   (0.4)    (0.6)    (2.3)     (1.7)
   Bank fees..............................    0.6      0.9      1.5       1.8
   Other..................................   (0.2)    (1.1)    (0.4)     (2.8)
                                            -----    -----   ------    ------
     Total other operating income, net....  $(8.1)   $(9.2)  $(23.7)   $(24.3)
                                            =====    =====   ======    ======

Note Five--Loss per share

   In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the company computed basic loss per share by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. Diluted loss per share, assuming conversion of the 6 1/4 percent convertible subordinated debentures due 2011 and outstanding stock options, is not presented because the effect of the assumed conversion is antidilutive. The weighted average number of shares was 67.5 million for the three months and nine months ended October 2, 1999 and for the three months and nine months ended September 26, 1998. As discussed above, all currently outstanding common stock will be canceled and pursuant to the plan of reorganization, LGE will exchange $200.0 million of its claims for 100 percent of the equity of the reorganized company.

Note Six--Receivables

   During the third quarter of 1998, the company's trade receivable securitization was terminated. As a result, the company's financial statements reflect that receivables, net of allowance for doubtful accounts, are no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) do not exist.

Note Seven--Inventories

   Inventories consisted of the following (in millions):

                                                      Oct. 2, Dec. 31, Sept. 26,
                                                       1999     1998     1998
                                                      ------- -------- ---------
   Raw materials and work-in-process................. $ 25.5   $47.1    $ 71.2
   Finished goods....................................   95.6    37.1      93.6
                                                      ------   -----    ------
     Total inventories............................... $121.1   $84.2    $164.8
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

   In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45.0 million. As of October 2, 1999, $30.0 million was outstanding under the facility. See Note Nine for further discussion.

   In April 1997, the company entered into a sale-leaseback transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and Juarez, Mexico, facilities. The company's payment obligations, along with certain other items under the lease agreement, were fully guaranteed by LGE. In July 1998, LGE made payment under the guarantees of the leases in the amount of $90.1 million under a negotiated settlement with the lessor. As equipment previously included in the sale-leaseback transaction is sold, the proceeds of such sales will reduce the company's debt to LGE for this payment. As a result of initial asset sales and subsequent payments to LGE, the company's October 2, 1999 balance sheet reflects a reduced $88.3 million liability to LGE (included in "Liabilities subject to compromise"). The December 31, 1998 and September 26, 1998 balance sheets reflect a $90.1 million current liability to LGE (included in "Short-term debt with related party").

   On March 31, 1999, the company entered into a Commitment Letter (the "Commitment") with Citicorp North America, Inc. pursuant to which Citicorp North America, Inc. agreed to (i) provide up to $150.0 million of debtor-in-possession financing during the pendency of the company's bankruptcy proceeding and (ii) provide a new three-year $150.0 million credit facility following completion of the company's bankruptcy proceeding, subject in each case to borrowing base restrictions. The new facilities are secured by substantially all of the company's assets and are subject to other terms and conditions. The Commitment provides for interest on borrowings based on specified margins above LIBOR or the prime rate. The debtor-in-possession financing was approved by the Bankruptcy Court on an interim basis on August 24, 1999, and on a final basis on September 27, 1999. A portion of the proceeds of the borrowings under this agreement were used to repay all loans outstanding under the company's existing Citibank credit facility. The debtor-in-possession facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates. The debtor-in-possession financing agreement terminates on the earlier of the completion of the company's bankruptcy proceeding or February 24, 2000. The commitment to complete the post-bankruptcy agreement terminates on October 31, 1999. As of October 2, 1999, $78.1 million was outstanding under the debtor-in-possession financing. See Note Twelve for subsequent event.

   The new Citicorp credit facilities are in addition to the $60.0 million post-restructuring credit support to be provided by LGE to the company pursuant to the terms of the plan of reorganization. On March 29, 1999, the company was advised by LGE that LGE had received Korean regulatory approval to permit LGE to consummate the transactions set forth in the restructuring agreement between the company and LGE, including authorization for LGE to provide the company with the $60.0 million of post-restructuring credit support, on the terms and conditions of the restructuring agreement.

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

Note Nine--Related party

   In November 1995, a change in control of the company occurred, in which LGE and an affiliate (LG Semicon Co., Ltd., which sold its shares of common stock along with the associated common stock purchase rights to LGE in 1999) purchased shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As of October 2, 1999, LGE owned 36,569,000 shares, excluding vested but unexercised options, of common stock of the company, which represents 54.2 percent of the outstanding common stock. Because LGE owns a majority of the issued and outstanding common stock, it effectively controls the outcome of any matter requiring action by a majority of the company's stockholders, including the election of a majority of the company's directors and any future change in control of the company. As stated above, under the plan of reorganization, LGE will own 100 percent of the common stock of the company.

   On August 7, 1998, the company entered into a Restructuring Agreement with LGE which sets forth the terms and conditions pursuant to which LGE has agreed to participate in and assist the company with its proposed financial and operational restructuring plans.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during the three and nine month periods ended October 2, 1999 and September 26, 1998.

   Product purchases: In the ordinary course of business, the company purchases VCRs, television-VCR combinations and components from LGE and its affiliates. The company purchased $15.6 million and $35.2 million of these items during the three and nine month periods ended October 2, 1999, respectively, and $11.6 million and $34.7 million of these items during the three and nine month periods ended September 26, 1998, respectively. Sales of products purchased from LGE and its affiliates contributed $10.7 million and $23.8 million to sales during the three and nine month periods ended October 2, 1999, respectively, and $11.2 million and $46.5 million to sales during the three and nine month periods ended September 26, 1998, respectively. The purchase prices were the result of negotiations between the parties and were consistent with third party bids.

   In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sells and ships VCRs directly to the company's two largest customers and pays the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. The license fee payable by LGE is comparable to licensing rates charged by the company to unrelated parties. During the three and nine month periods ended October 2, 1999, the company accrued approximately $0.4 million and $1.5 million, respectively, in royalties for the use of the company's brand names pursuant to this direct shipment program. The company accrued approximately $0.7 million and $1.2 million for such royalties in the three and nine month periods ended September 26, 1998, respectively. A similar arrangement was entered into in April 1997, in Canada where LGE's Canadian affiliate sells Zenith branded VCRs under a license from the company. Pursuant to that arrangement, the company accrued approximately $0.4 million and $0.3 million in the nine month periods ended October 2, 1999 and September 26, 1998, respectively, none of which was accrued in the third quarter of 1999 or 1998.

   Product and other sales: The company sells televisions, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices consistent with amounts charged by the company to its major customers. Sales by the company to LGE and its affiliates were $11.1 million and $24.2 million during the three and nine month periods ended October 2, 1999, respectively, and $8.2 million and $30.7 million during the three and nine months ended September 26, 1998, respectively.

   In December 1996, the company closed its wholly-owned Canadian distributor and sold the remaining inventory to LGE at book value. The company entered into a distributor agreement with an LGE subsidiary whereby such subsidiary became the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's products in Mexico. During the three and nine months ended October 2, 1999, the company's sales to the LGE Canadian and Mexican subsidiaries were $5.5 million and $5.6 million, respectively, and $9.4 million and $14.8 million, respectively. During the three and nine month periods ended September 26, 1998, the company's sales to the LGE Canadian and Mexican subsidiaries were $4.9 million and $2.8 million, respectively, and $16.8 million and $11.2 million, respectively. These amounts are included in the sales by the company to LGE and its affiliates discussed above.

   Other Items: In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45.0 million. The interest rate is LIBOR plus 6.5 percent per annum. As of October 2, 1999, $30.0 million was outstanding under the facility. The facility is secured by a second lien on certain of the company's assets, including its VSB technology and is subject to certain terms and conditions.

   Total accounts payable with related party consists of $128.2 million and $134.9 million to LGE and its affiliates as of October 2, 1999 and September 26, 1998, respectively. In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payable arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended payables was $127.1 million and $134.0 million as of October 2, 1999 and September 26, 1998, respectively. The company is charged interest on the extended period at rates reflecting then-current market conditions in Korea. As stated above, the $127.1 million as of October 2, 1999, is included in "Liabilities subject to compromise" on the balance sheet.

   The $21.3 million noncurrent receivable from related party as of December 31, 1998 represents the appraised fair value of the manufacturing equipment, previously part of the sales-leaseback agreement, which is receivable from LGE. This receivable has been reduced to $11.8 million as of October 2, 1999, as the company purchased equipment prior to its selling the equipment to third parties.

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

   Financial information, summarized by operating segment, is as follows (in millions):

                                     Consumer   Network  Corporate
                                    Electronics Systems  and Other Consolidated
                                    ----------- -------  --------- ------------
   Nine months ended October 2,
    1999
     Net sales....................    $520.5    $ 75.3    $   --     $ 595.8
     Loss before income taxes.....       1.6       --       (58.9)     (57.3)
   Nine months ended September 26,
    1998
     Net sales....................    $614.7    $ 60.4    $   --     $ 675.1
     Loss before income taxes.....     (26.2)    (11.4)    (150.2)    (187.8)

   It should be noted that in the information presented, certain costs such as interest, administrative and certain restructuring costs and reorganization items are not allocated to the Consumer Electronics or Network Systems segments. These unallocated costs are reported above in the Corporate and Other column.

Note Eleven--Property held for disposal

   Under the operational restructuring, the company intends to transform itself from an integrated manufacturer and distributor of consumer electronics products into a sales, distribution and technology company. The operational restructuring requires that the company close and dispose of all, or substantially all, of its manufacturing facilities and outsource all, or substantially all, product lines. During the first nine months of 1999, the decrease in property held for disposal resulted from the sale of all, or substantially all, assets at the company's Chihuahua, Juarez and Matamoros, Mexico facilities and most equipment at its Melrose Park, Illinois plant.

Note Twelve--Subsequent Events

   From August 23, 1999 to November 9, 1999, the company operated as a debtor-in-possession.

   On October 29, 1999, the commitment to complete the post-bankruptcy financing was extended from October 31, 1999 to December 15, 1999.

   On November 5, 1999, the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the company's prepackaged plan of reorganization, subject to certain conditions precedent to its effectiveness. On November 9, 1999, the company satisfied these conditions, declared the prepackaged plan effective and emerged from the bankruptcy proceeding.

   On November 9, 1999, Citibank terminated the debtor-in-possession financing agreement, which was replaced by the new three-year $150.0 million credit facility discussed above, and LGE converted $200.0 million of its claims into 100 percent of the equity of the company.

   As a result of the confirmation of the company's prepackaged plan of reorganization, (i) $200.0 million of debt and extended payables with LGE were converted to equity; (ii) $165.7 million of debt with LGE was converted to new restructured notes, interest on which is payable in kind under certain circumstances; (iii) $39.5 million of the notes referred to above will be settled by the transfer of Reynosa assets to LGE; (iv) an extraordinary gain of approximately $60.0 million was recognized as a result of the conversion of $103.5 million of 6 1/4 percent subordinated debentures due 2011 and related accrued interest to $50.0 million of 8.19 percent senior notes maturing in 2009; and (v) old common stock and treasury stock were canceled, thereby increasing old additional paid-in capital.

   During 1996, the company signed a multi-year agreement with the Americast programming venture ("Americast") to provide digital set-top boxes to that consortium of telecommunications companies. In late 1998, the agreement was renegotiated, and among other things, called for Americast to escrow $7.5 million that would revert to the company after its successful emergence from bankruptcy. As the company's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the District of Delaware on November 5, 1999, the company anticipates collecting the cash and recording it as other income during the fourth quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The company's third quarter net loss, excluding restructuring charges and reorganization items, was $5.8 million in 1999 compared to $18.6 million in 1998. Including $7.2 million of restructuring charges and reorganization items, the company reported a 1999 third quarter net loss of $13.0 million or $0.19 per basic and diluted common share. In the 1998 third quarter, including $100.4 million of restructuring charges, the company reported a net loss of $119.0 million or $1.76 per basic and diluted common share.

   The third quarter of 1999 restructuring charges related primarily to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization. In addition, for the period from the filing of the petition for relief on August 23, 1999 to October 2, 1999, the company incurred $0.8 million of professional fees for purposes discussed above, which were shown as reorganization items. Deferred debt issuance costs ($1.3 million) related to debt to be restructured pursuant to the prepackaged plan of reorganization were also written off and included in reorganization items.

   The third quarter of 1998 restructuring charge related to (i) a $68.8 million loss on the termination of the company's leveraged lease, (ii) $32.3 million of deferred charges (bank, attorney and guarantee fees) that were written off, (iii) accelerated amortization of the remaining deferred gain ($9.1 million) related to the 1997 sale of the assets into the leveraged lease, (iv) $7.0 million of professional fees (for services as discussed above) and financing charges (relative to amending the Citicorp credit agreement), and (v) $1.4 million of other charges, related primarily to the company's exiting of its analog set-top box product line.

   The company's core business--the development, manufacture and distribution of a broad range of products for the delivery of video entertainment--is composed of two major product areas--Consumer Electronics (which includes color television sets and consumer products) and Network Systems (which includes the design and manufacture of digital and analog set-top boxes along with data modems sold primarily to cable and satellite television operators).

   Total third quarter sales were $228.0 million in 1999, as compared to $230.4 million in 1998. Consumer electronics sales, which represent the vast majority of these sales, were approximately the same in the 1999 third quarter as in the 1998 third quarter. Sales of Network systems products decreased $4.0 million in the third quarter of 1999 compared with a year ago. The decrease reflected the phase-out of analog set-top boxes since the third quarter of 1998.

   The company's 1999 third quarter gross margin was $24.4 million compared to $27.1 million in the prior year. The decrease in gross margin was primarily the result of (i) co-op advertising allowances being included in net sales during 1999, whereas in 1998 they were included in selling expenses and (ii) lower sales in the Company's high-margin repair and service business caused by a shift in the market place toward replacing lower-priced consumer electronics items instead of repairing them along with delays in product availability.

   Selling, general and administrative expenses were $24.6 million in the third quarter of 1999, compared with $31.5 million in the previous year. Expenses for 1999 benefited from lower co-op advertising costs as discussed above and the company's continuing efforts to reduce expenses and downsize staffing.

   Other operating expense (income) was $(8.1) million for the third quarter of 1999 and ($9.2) million for the third quarter of 1998. Other operating income in both the third quarter of 1999 and 1998 includes $7.7 million of accrued royalty income from manufacturers of television sets and VCRs who have taken licenses under some of the company's U.S. tuner system patents.

   Interest expense was $9.1 million in the third quarter of 1999, compared with $13.7 million in the comparable period of the previous year. The change resulted from lower interest accruals on extended-payables to LGE due to a lower average balance in 1999 prior to the August 23, 1999 filing with the Bankruptcy Court. In addition, interest expense was reduced by $2.8 million in 1999 reflecting the suspension of contractual interest on the 6 1/4 percent subordinated debentures and certain unsecured debt with LGE as a result of the Chapter 11 filing from the date of filing of the prepackaged plan and, in accordance with SOP 90-7, suspension of interest expense accruals.

   For the first nine months of 1999, the company reported a net loss, excluding restructuring charges and reorganization items, of $44.4 million compared to $80.0 million in the same period in 1998. Including $14.6 million of restructuring charges and reorganization items, the company reported a 1999 nine month net loss of $59.0 million or $0.87 per basic and diluted common share. In the first nine months of 1998, including $107.8 million of restructuring charges, the company reported a net loss of $187.8 million or $2.78 per basic and diluted common share. Nine-month sales were $595.8 million in 1999 and $675.1 million in 1998.

Liquidity and Capital Resources

   During the nine months ended October 2, 1999, $104.9 million of cash was used by operating activities as a result of $46.9 million of net losses (excluding depreciation) from operations and $58.3 million of cash used by the change in current accounts. The latter was principally composed of a $36.9 million increase in inventories, a $14.6 million increase in other current assets and a $6.5 million decrease in accounts payable and accrued expenses. The increase in inventories resulted primarily from the seasonal build-up; however, inventories were $43.7 million lower than the amount at September 26, 1998 due to decreasing manufacturing activities. The increase in other current assets resulted from funds placed in escrow accounts from proceeds received in connection with the sale of certain of the company's manufacturing plants and assets. The decrease in accounts payable and accrued expenses resulted primarily from (i) a decrease in the extended-term payables with LGE and (ii) a decrease in accrued expenses primarily reflecting the decrease in restructuring accruals, which were partially offset by an increase in accounts payable related to the increase in inventories discussed above. The $104.9 million of cash used by operating activities in 1999 included $0.8 million for professional fees subsequent to the filing of the petition for relief.

   During the nine months ended October 2, 1999, $46.5 million of cash was provided by investing activities. This was composed of $49.0 million of cash received from the sale of certain property, partially offset by $2.5 million of cash used for capital additions.

   During the nine months ended October 2, 1999, $58.4 million of cash was provided by financing activities. This was composed primarily of $78.1 million borrowed under the Citicorp debtor-in-possession financing offset by a $17.8 million repayment of revolving credit borrowings under the amended Citibank credit facility and $1.8 million repaid to LGE from proceeds from the sale of equipment previously included in the sale-leaseback transaction.

   As of October 2, 1999, the company had $529.0 million of interest-bearing obligations which consisted of: (i) $127.1 million of extended-term payables with LGE, (ii) $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011, (iii) $30.0 million outstanding under a secured credit facility with LGE, (iv) $88.3 million owed to LGE as a result of LGE's payment under the guarantees of the leveraged leases, (v) $102.0 million owed to LGE as a result of LGE's payments under demands against guarantees on the unsecured and uncommitted credit facilities and (vi) $78.1 million outstanding under the Citibank debtor-in-possession credit facility. The 6 1/4 percent convertible debentures, the extended-term payables with LGE and the amount owed to LGE as a result of LGE's payment under the guarantees of the leveraged leases are shown as "Liabilities subject to compromise" on the October 2, 1999 balance sheet.

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

   In March 1998, the company entered into a secured credit facility with LGE which provides for borrowings of up to $45.0 million. As of October 2, 1999, $30.0 million was outstanding under the facility, which is secured by a second lien on certain of the company's assets, including its VSB technology, and is subject to certain terms and conditions.

   In April 1997, the company entered into a sale-leaseback transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois, plant and in its Reynosa and Juarez, Mexico, facilities. The company's payment obligations, along with certain other items under the lease agreement, were fully guaranteed by LGE. In July 1998, LGE made payment under the guarantees of the lease in the amount of $90.1 million under a negotiated settlement with the lessor. As a result of initial asset sales and subsequent payments to LGE, this liability was reduced to $88.3 million as of October 2, 1999.

   On March 31, 1999, the company entered into a Commitment Letter (the "Commitment") with Citicorp North America, Inc. pursuant to which Citicorp North America, Inc. agreed to provide up to $150.0 million of debtor-in-possession financing during the pendency of the company's bankruptcy proceeding and agreed to provide a new three-year $150.0 million credit facility following completion of the company's bankruptcy proceeding, subject in each case to borrowing base restrictions. The new facilities are secured by substantially all of the company's assets and are subject to other terms and conditions. The Commitment provides for interest on borrowings based on specified margins above LIBOR or the prime rate. The debtor-in-possession financing was approved by the Bankruptcy Court on an interim basis on August 24, 1999, and on a final basis on September 27, 1999. A portion of the proceeds of the borrowings under this agreement were used to repay all loans outstanding under the company's existing Citibank credit facility. See Note Eight for additional discussion of the debtor-in-possession facility.

   The new credit facilities are in addition to the $60.0 million post-restructuring credit support to be provided by LGE to the company pursuant to the terms of the plan of reorganization. On March 29, 1999, the company was advised by LGE that LGE had received Korean regulatory approval to permit LGE to consummate the transactions set forth in the restructuring agreement between the company and LGE, including authorization for LGE to provide the company with the $60.0 million of post-restructuring credit support on the terms and conditions of the restructuring agreement.

   The company did not make the April 1, 1999 sinking fund ($5.8 million) and interest ($3.2 million) payments on its subordinated debentures due 2011. The company's failure to make such payments on April 1, subject to grace periods (if any) provided in the indenture, constituted a default under the indenture relating to the subordinated debentures. It is the company's intention to restructure this debt by converting it to a $50.0 million long-term issue as discussed below.

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

   Although the company believes that its Citicorp credit facilities, together with its LGE credit support, will be adequate to meet its seasonal working capital, capital expenditure and other requirements during 1999 and

2000, there can be no assurance that the company will not experience liquidity problems in the future because of adverse market conditions or other unfavorable events.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   Certain statements in this Quarterly Report on Form 10-Q, such as those regarding the company's strategies, plans, objectives and expectations are forward-looking statements that involve known and unknown risks, uncertainties and other factors which may cause the actual results of the company or of its efforts to successfully implement the operational restructuring and achieve the anticipated financial results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both in the United States and other countries in which the company sells its products and from which the company obtains supplies; the effect of competition in the markets served by the company; LGE's ability to obtain required approvals of the Republic of Korea for additional financing, if any, that LGE may desire to extend to the company; and the availability and terms of financing from LGE or other financing sources to fund the company's operating losses, restructuring charges and the other costs and expenses of its new business plan. Given these uncertainties, stockholders and debtholders are cautioned not to place undue reliance on any forward-looking statements contained herein. The company disclaims any obligation to update such factors or forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained or referred to herein or to reflect future events or developments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   None

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   On August 23, 1999, a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code was filed by the company in the U.S. Bankruptcy Court for the District of Delaware. The filing followed approval of the plan of reorganization by holders of the company's 6 1/4 percent subordinated debentures due 2011. LGE and Citibank, as secured creditors, also approved the plan of reorganization.

Item 2. Changes in Securities

   (b) None. See Item 5 for subsequent events.

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

   On March 31, 1999, the company, LGE and an ad hoc committee of holders of the company's 6 1/4 percent Convertible Subordinated Debentures due 2011 reached an agreement with respect to the terms of the company's proposed prepackaged plan of reorganization. The ad hoc committee is comprised of Loomis Sayles & Company, Mariner Investment Group and Caspian Capital Partners, L.L.P. (the "Debenture Committee"). The members of the Debenture Committee represented to the company that they collectively held or controlled over 50 percent of the outstanding principal amount of the subordinated debentures.

   The company, LGE and the Debenture Committee agreed to the terms of the proposed restructuring of the subordinated debentures. The parties agreed, among other things, that under the prepackaged plan, if approved, holders of the subordinated debentures will receive a pro rata distribution of $50.0 million of new 8.19 percent senior debentures of the company due 2009. The Debenture Committee agreed to support confirmation of the company's prepackaged plan, and agreed to forbear from enforcement of any defaults that might occur with respect to the subordinated debentures until the prepackaged plan is confirmed. However, the obligations of the members of the Debenture Committee terminate if, among other circumstances, the prepackaged plan has not been confirmed by the Bankruptcy Court on or before December 31, 1999. The agreement also contains other customary provisions.

Item 4. Submission of Matters to a Vote of Security Holders

   On July 20, 1999, the company began the solicitation of bondholder votes concerning the company's prepackaged plan of reorganization. The holders of the company's 6 1/4 percent subordinated debentures due 2011 approved the plan of reorganization.

Item 5. Other Information

   On August 23, 1999, a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code was filed by the company in the U.S. Bankruptcy Court for the District of Delaware. The filing followed approval of the plan of reorganization by holders of the company's 6 1/4 percent subordinated debentures due 2011. LGE and Citibank as secured creditors, also approved the plan of reorganization.

   The prepackaged plan provides that, upon consummation of the company's reorganization, current holders of the $103.5 million in principal amount of the 6 1/4 percent subordinated debentures will receive $50.0 million of new
8.19 percent senior debentures maturing in November 2009.

   Under the plan, all outstanding common stock will be canceled, and stockholders will receive no distribution and retain no property. LGE will exchange $200.0 million of its allowed claims for 100 percent of the equity of the reorganized company and will exchange the remainder of its claims for certain assets and new restructured notes, interest on which is payable in kind under certain circumstances.

   On November 5, 1999, the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the company's prepackaged plan of reorganization, subject to certain conditions precedent to its effectiveness. On November 9, 1999, the company satisfied these conditions and declared the prepackaged plan effective, and Citibank terminated the debtor-in-possession financing agreement, which was replaced by a new three-year $150.0 million credit facility.

   On November 9, 1999, as part of the prepackaged plan, (i) LGE also converted approximately $165.7 million of its claims into restructured loans and certain operating assets of the company, (ii) the company's $103.5 million 6 1/4 percent subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million in new 8.19 percent senior debentures maturing in November 2009; (iii) the company and LGE entered into a new $60.0 million credit facility and (iv) the company's articles of incorporation and bylaws were amended. On November 9, 1999, the $1 par value common stock of the company was cancelled and no distribution was made to any holders as a result of their shares. LGE converted $200.0 million of its claims into 100 percent of the equity of the company as represented by 1,000 shares on new common stock at $0.01 per share. On November 9, 1999, the company became a wholly-owned subsidiary of LGE.

Item 6. Exhibits and Reports on Form 8-K

               Financial Data Schedule for the nine months ended October 2,
     (27)      1999

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

Date: November 16, 1999

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