Form 10-K405
period 1999-12-31
ZENITH ELECTRONICS CORP
filed 2000-03-30
CIK 109265

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

                         Commission File Number 1-4115

                               ----------------

                        Zenith Electronics Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                              36-1996520
    (State or other jurisdiction of      (IRS Employer Identification Number)
    incorporation or organization)

   1000 Milwaukee Avenue, Glenview,                  60025-2493
               Illinois                               (Zip code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code (847) 391-7000

                               ----------------


          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class              Name of each exchange on which
                                                     registered

 8.19 % Senior Debentures,due November
                 2009
                                               Over-The-Counter Market

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

   The registrant is a wholly-owned subsidiary of LG Electronics Inc., a corporation organized under the laws of the Republic of Korea.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

   The company was founded in 1918, incorporated in Illinois in 1923 and reincorporated in Delaware in 1958. The company's current operations include the design, development and marketing of video products, (including digital and analog television sets, VCRs, DVD players and other consumer products) along with parts and accessories for such products, all of which are sold principally to retail dealers in the United States and to wholesale distributors in the United States and foreign countries. The company also sells these products directly to buying groups and private label customers as well as customers in the lodging, health care and rent-to-own industries. The company also sells digital set-top boxes, primarily to telecommunications companies and other commercial users of these products in the United States and abroad through its Network Systems Division.

   In November 1995, LG Electronics Inc., a corporation organized under the laws of the Republic of Korea ("LGE"), and an affiliate of LGE purchased a majority of the shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media.

   The company has incurred losses from operations in all but one of the years since 1985. As a result, during the first quarter of fiscal 1998, management developed and began implementing an operational restructuring to enhance the long-term viability of the company. In May 1998, the company announced that, in conjunction with its operational restructuring, it would pursue a financial restructuring through a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Pursuant to the operational restructuring, the company became a sales, marketing, distribution and technology company by discontinuing substantially all of its manufacturing operations in 1998 and 1999, outsourcing substantially all products and components, selling certain other assets such as plants, warehouses and equipment in 1998 and 1999 and focusing on the development of its distribution channels, technologies, patent rights, parts and service operations and accessories business.

   On August 23, 1999, the company filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the District of Delaware. At the time of its filing, the company had already solicited and received approval of its prepackaged plan of reorganization by holders of the company's 6 1/4 percent subordinated debentures due 2011, LGE and Citibank, as secured creditors.

   On November 5, 1999, the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the company's prepackaged plan of reorganization. On November 9, 1999, the company satisfied certain conditions precedent to the plan's effectiveness, declared the prepackaged plan effective and emerged from the bankruptcy proceeding.

   On November 9, 1999, as a result of the company's prepackaged plan of reorganization,

     (i) LGE exchanged approximately $165.7 million of its claims for restructured senior notes, interest on which is payable in kind under certain circumstances,

     (ii) the company's $103.5 million of 6 1/4 percent subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million of new 8.19 percent senior debentures maturing in November 2009, which when recorded at fair value of $39.1 million, resulted in the recognition of an extraordinary gain of approximately $70.2 million,

     (iii) the company entered into a three-year $150.0 million exit financing facility with a bank group for which Citicorp North America was the agent,

     (iv) the company and LGE entered into a new $60.0 million credit facility,

     (v) $39.5 million of the restructured senior notes referred to above were settled by the transfer of the company's production facility located in Reynosa, Mexico to an affiliate of LGE on January 1, 2000,

     (vi) the company's old common stock and treasury stock were canceled, thereby increasing old additional paid-in capital (no distribution was made to any holders as a result of their shares)

     (vii) the company's articles of incorporation and by-laws were amended, and

     (viii) LGE converted $200.0 million of the company's debt and extended-term payables with LGE into 100 percent of the company's new common stock, and as a result, the company became a wholly-owned subsidiary of LGE.

   Certain holders of the company's old common stock have appealed the confirmation seeking to overturn the confirmation of the plan of reorganization. The company has filed a motion to dismiss the appeal. See Legal Proceedings-Litigation.

Closing Manufacturing Operations and Disposition of Assets

   The company ceased production in its Melrose Park, Illinois manufacturing facility in March 1999, and is currently completing decommissioning of this facility. In 1999, the company entered into two agreements with Philips Electronics North American Corporation ("Philips"). One is for the sale of certain manufacturing equipment located at the company's Melrose Park facility, and the second is for the purchase by the company of color picture tubes. Philips will provide credits against the picture tubes purchased over a three-year period in exchange for (i) the manufacturing equipment and (ii) the company's entering into the contract to purchase the picture tubes. The expected credits range from $17.2 to $23.9 million depending upon the picture tube volume required by the company and/or its contract manufacturers. In 1999, the company used credits available to the company based on product purchases totaling $11.3 million. The company shall have no right to use the credits after the expiration or termination of the purchase agreement. The company intends to sell its Melrose Park facility after decommissioning.

   In October 1998, the company sold its Glenview, Illinois headquarters building to BRI/Glenview I for $23.3 million and in February 1999, sold its Matamoros, Mexico electron gun operation as an ongoing business to a third party for $4.4 million, less amounts held in escrow.

   In April 1999, the company sold substantially all of the assets located at its Cd. Juarez, Mexico facility to subsidiaries of Kimball International, Inc. for approximately $23.8 million, less amounts held in escrow.

   In July 1999, the company sold substantially all of its Chihuahua, Mexico facility for approximately $8.2 million, less amounts held in escrow, plus a $2.0 million escrow contingent upon the company's purchase of specified quantities of set-top boxes over a fifteen-month period. The company also sold its Franklin Park, Illinois warehouse in July 1999, for $3.1 million, less amounts held in escrow.

   In January 2000, pursuant to its operational restructuring and prepackaged plan of reorganization, the company transferred Reynosa assets valued at $39.5 million to LGE.

Outsourcing Contracts

   The company has finalized definitive supply agreements with vendors relating to significant portions of its 2000 model year requirements. The company is finalizing contracts covering some other product areas, including console television sets, small and medium screen direct-view sets, TV/VCR combination sets and large-screen projection television sets. The company expects to purchase a majority of its 2000 model year requirements for HDTV and digital television products, medium and large screen direct view televisions and VCRs from LGE and LGE-related affiliates under purchase orders. The company has agreed to purchase a substantial portion of its medium and large screen direct-view television sets from the company's former facilities in Reynosa, Mexico, which were transferred to an affiliate of LGE under the terms of the prepackaged plan as of January 1, 2000.

The company has entered into supply agreements with Thomson and Philips for color picture tube requirements for the 2000 model year. Each of the color picture tube supply agreements requires that the seller supply a specific percentage of the company's requirements for medium screen color picture tubes.

Raw Materials

   Many materials, such as copper, plastic, steel, wood, glass, aluminum and zinc, are essential to the manufacture of the products sold by the company. The direct importance of the items to the business has decreased as the company has completed its operational restructuring, pursuant to which it has discontinued manufacturing operations and now outsources almost all product manufacturing to third parties. The company believes its current suppliers have adequate sources of supply for these materials.

Patents

   The company holds many patents and is licensed under a number of patents which are of importance to its business. The company has patents and patent applications for numerous digital high-definition television ("HDTV") and digital television related inventions. To the extent these inventions are incorporated into the digital television broadcast standard adopted by the Federal Communications Commission ("FCC"), the company expects to receive royalties from these patents, although the company does not currently have license agreements in place for this technology. In addition, royalties have been and may be received from these patents for non-HDTV applications as well. In 1999, more than one hundred U.S. television stations commenced digital television broadcasting using the company's digital transmission system.

   In February 2000, the FCC unanimously denied a petition filed by a group of broadcasters, requesting that the FCC modify its rules to give broadcasters the option to transmit digital television signals using a modulation method different than the FCC-adopted modulation system developed by the company. While some opposition to the current standard continues, the company believes that its technology has support among manufacturers of television sets, integrated circuitry and broadcast equipment as well as many broadcasters.

   Major manufacturers of television sets and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuner system patents. Based on 1999 U.S. industry unit sales levels and technology, more than $25.0 million royalty income is expected for each of the years 1999-2002 and $14.0 million in 2003, when the last of these patents expire. The loss of any substantial portion of the company's patent royalties would have a material adverse effect on the company's business, financial condition, results of operations and ability to meet its creditor obligations. See Legal Proceedings--Litigation.

Seasonal Variations in Business

   Sales of the company's consumer electronics products are generally at a higher level during the second half of the year. Sales of consumer electronics products typically increase in the fall, as the summer vacation season ends and people spend more time indoors with the new fall programming on television and during the holiday shopping season. During each of the last three years, approximately 55 percent of the company's net sales were recorded in the second half of the year and approximately 30 percent of the company's net sales were recorded in the fourth quarter of the year.

Major Customers

   Sales to a single customer, Circuit City Stores, Inc., amounted to $115.0 million (14 percent) in 1999, $131.2 million (13 percent) in 1998, and $138.6 million (12 percent) in 1997. Sales to a second customer, Sears, Roebuck and Company, accounted for $102.7 million (10 percent) in 1998 and $132.4 million (11 percent) in 1997. No other customer accounted for 10 percent or more of net sales in 1999, 1998 or 1997.

Competitive Conditions

   Competitive factors in North America include price, performance, quality, brand strength and reputation, variety of products and features offered, marketing and sales capabilities, manufacturing costs, and service and support. The company believes it competes well with respect to each of these factors. In 1999, fierce competitive market actions occurred in response to the company's filing for bankruptcy protection.

   The company's major product areas, particularly the color television market, are highly competitive. In efforts to increase market share or achieve higher production volumes, the company's major competitors have aggressively lowered their selling prices in the past several years.

Research and Development

   During 1999, expenditures for company-sponsored research and engineering relating to new products and services and to improvements of existing products and services were $29.8 million compared to $39.1 million in 1998 and $42.9 million in 1997.

Environmental Matters

   Compliance with federal, state and local environmental protection provisions is not expected to have a material effect on capital expenditures, earnings or the competitive position of the company. Further information regarding environmental compliance is set forth under Item 3 of this report.

Employees

   At December 31, 1999, the company employed approximately 3,950 people, of whom approximately 2,150 were hourly workers covered by collective bargaining agreements. At December 31, 1999, approximately 550 of the company's employees were located in the Chicago, Illinois area, of whom 21 were represented by unions. Approximately 3,145 of the company's employees were located in Mexico, of whom approximately 2,130 were represented by unions. On January 1, 2000, the company transferred its Reynosa, Mexico operations to an LGE affiliate, thereby substantially reducing the number of its employees. At December 31, 1998, the company employed approximately 6,800 people, of whom approximately 4,025 were hourly workers covered by collective bargaining agreements. The decrease in the number of employees as of December 31, 1999, is primarily the result of the company continuing to implement its operational restructuring.

   Mexican labor contracts expire every two years and wages are negotiated annually or more frequently under rapid devaluation or high inflation periods. The company believes that it has good relations with its employees.

Financial Information about Foreign and Domestic Operations and Export Sales

   Information regarding foreign operations is included in Note Nine to the company's consolidated financial statements. Export sales are less than 10 percent of consolidated net sales.

   During 1999, the company's product lines were dependent on the operations of the company's manufacturing and assembly facilities located in Mexico, and the company will continue to be dependent upon those operations in 2000, even though ownership has been transferred to an LGE affiliate.

ITEM 2. PROPERTIES

   As of December 31, 1999, the company utilized a total of approximately 3.0 million square feet for warehousing, engineering and research, administration and distribution, as described below. As the company completes its operational restructuring, the utilization of its properties will change accordingly.

                                                                                        Square Feet
                                                                                            (in
Location                 Nature of Operations                                            millions)
--------                 --------------------                                           -----------
Domestic:
Chicago, Illinois        Four locations including headquarters/administrative               1.3
(including suburban      and repair facilities and two decommissioned production
locations)               plants (Approximately 0.4 million square feet is leased
                         by the company.)

Fort Worth, Pharr        Seven locations--warehouses, office and repair and service         0.9
and Dallas, Texas;       facilities, all of which are leased by the company (The Pharr,
Huntsville and Madison,  Texas office was transferred to an LGE affiliate as of January
Alabama; Greeneville,    1, 2000, as part of operations related to the Reynosa, Mexico
Tennessee; Ontario,      facility.)
California
Foreign:
Mexico                   One location with three manufacturing and warehouse                0.8
                         buildings (All facilities were transferred to an LGE
                         affiliate as of January 1, 2000, in accordance with the
                         company's prepackaged plan of reorganization)
Taiwan                   One purchasing office                                              --
                                                                                            ---
  Total                                                                                     3.0
                                                                                            ===

   The company's facilities are suitable and adequate to meet current and anticipated requirements. Mortgages exist on domestic real property as collateral for certain of the company's financing agreements. The lease on the company's headquarters building expires on December 31, 2000. The company is currently considering other locations to lease as the new location for its corporate office.

ITEM 3. LEGAL PROCEEDINGS

   Summarized below are significant legal matters to which the company is a party. There is a range of possible outcomes for all legal matters in which the company is involved. With the exception of the Funai matter discussed below, the company does not believe any of the following matters if adversely decided, are reasonably likely to have a material adverse effect on the company. The company's belief is based on the amounts involved and the types of litigation.

Litigation

   In June 1998, Funai Electric Co., Ltd., a licensee of the company's tuner patents, filed suit in the U.S. District Court in Los Angeles against the company seeking a declaratory judgment that the company's tuner patents were invalid and unenforceable, or that the plaintiff's use of certain technologies in its current products did not infringe on the company's tuner patents. The complaint seeks the return of previously paid royalties. The plaintiff also sought a preliminary injunction precluding the company from terminating its licensing agreement and allowing it to pay future royalties into an escrow. The court has denied the plaintiff's request for a temporary restraining order against the company and has also denied plaintiff's motion for a preliminary injunction. The case is currently in the discovery stage.

   The company's prepackaged plan of reorganization was confirmed by the U.S. Bankruptcy Court for the District of Delaware on November 5, 1999, subject to certain conditions precedent to its effectiveness. The company satisfied all of the conditions to confirmation, and the bankruptcy plan was declared effective on

November 9, 1999. Following confirmation, certain holders of the company's old common stock filed an appeal of the confirmation order in the U.S. District Court for the District of Delaware. The appeal seeks the reversal of the bankruptcy court's confirmation of the company's prepackaged plan. The company has filed a motion to dismiss that appeal as being moot.

Environmental Litigation

   WVP Income III, LP has brought a legal action in the federal court for the Northern District of California under the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and several state causes of action, asserting that the company caused contamination on property owned by the plaintiff in Menlo Park, California. A wholly-owned subsidiary of the company, Zenith Radio Research Corporation, purchased the newly constructed Menlo Park facility in 1959. The subsidiary ceased operations at the facility in 1972, and the property was sold in 1974. Following the company's sale of the property, the primary occupant was Raychem Corporation from approximately 1976 until 1993. Plaintiff's lawsuit has named the company and Raychem as defendants. No work plan has yet been adopted and no estimates on the cost to clean up the property have yet been provided to the company. The company has notified its insurance carriers of the claim and they are covering defense costs.

   The company has been named as one of several dozen defendants in two unrelated suits filed in Texas concerning sites to which the company or its subsidiaries are alleged to have shipped various materials and chemicals linked to former television manufacturing plants in Mexico. The cases are entitled Anglo Metals, Inc. d/b/a Anglo Metal and Iron v. TRW Automotive Products, Inc. et al, filed in September 1999, in the U.S. District Court for the Southern District of Texas, which is a civil action under CERCLA and Vasquez d/b/a Farmers' Marketing Service et al v. Republic Waste Industries, Inc. et al, a tort action, filed in the District Court for Hidalgo County, Texas in December 1999. The cases are in the early stages of discovery.

Environmental Matters

   The company and/or one of its subsidiaries are currently named either as Potentially Responsible Parties ("PRPs") or third party defendants under CERCLA, as an alleged generator of hazardous waste disposed of at eight contaminated sites in the United States. These are: the Rocky Flats Industrial Park Superfund Site in Jefferson County, Colorado, the Liquid Dynamics Superfund Site in Chicago, Illinois, the Midwest Solvent Recovery Superfund Sites in Gary, Indiana, the Galaxy/Spectron, Inc. Superfund Site in Elkton, Maryland, the Master Metals Superfund Site in Cleveland, Ohio, the Fisher-Calo Superfund Site in Kingsbury, Indiana, the North Penn Area 7 Superfund Site in Lansdale, Pennsylvania and the Boarhead Farms Superfund Site in Bridgeton Township, Pennsylvania.

   Based on information available to the company at this time, the company believes its share of liability at each of these sites (other than North Penn & Boarhead) will not be material. At the North Penn and Boarhead sites, no cost estimates are available nor has liability been imposed.

   The total cost to perform the investigation on the Rocky Flats Industrial Park Superfund Industrial Site is currently estimated not to exceed $850,000 of which the company paid $85,000 in 1998. In the event the investigation costs exceed $850,000, the company may be required to contribute an additional sum equal to 10% of such excess costs. No allocation has been established for future response costs. In addition, the liability for United States Environmental Protection Agency ("US EPA") past costs and any remedial work that may be required has not been determined.

   The company has been advised that the cost of a preliminary investigation of the Liquid Dynamics Site will not exceed $200,000. Future US EPA response costs incurred performing the investigation and the cost of any remedial work have not yet been determined but will be allocated among the members of the PRP group. However, based on information currently available, the company believes it will be allocated a significant share of the cost of investigation and future response costs, if any.

   The company joined and contributed $24,936 out of the total amount of $1,700,000 assessed to finance the estimated cost of conducting the Phase I remedial activities at the Master Metals Superfund Site. This was an interim allocation based on the estimated cost of conducting the Phase I remedial activities. At this early stage, the estimated cost of Phase II remedial activities is not expected to exceed a total amount of $500,000 which will be allocated among the PRP group in accordance with the previously established allocation.

   Pursuant to the terms of a lease agreement, the company is obligated to conduct an investigation and possible remediation of a former manufacturing facility located in Chicago, Illinois. The company will share the cost of the investigation with the property's owner but will be obligated to pay the entire cost of any required remedial activities at the site.

   The company has completed the closure of a hazardous waste boiler site used at a former manufacturing plant located in Springfield, Missouri, and is required to conduct long-term groundwater monitoring and post-closure care at this facility.

Employment Cases

   The company has a number of employment claims, charges or lawsuits alleging various types of discrimination. There are twelve age discrimination or retaliation lawsuits in Texas and one in Illinois arising out of restructurings that took place in 1995 and 1996. The remaining matters are charges filed with various federal courts, and state and federal agencies.

Product Liability

   The company is the defendant in a number of product liability cases, including cases alleging wrongful death or severe injury resulting from alleged defects in the company's products. The company has undertaken defenses in such cases. The company is self-insured for a portion of its products liability claims and has established reserves at a level that it believes are appropriate to the cases commenced.

   In October 1998, the company became aware of potential problems with certain projection television sets manufactured by the company. The company has notified the appropriate authorities, has implemented a customer notification and retrofit program, and believes it has adequate reserves to cover the cost of this program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   The company is a wholly-owned subsidiary of LG Electronics Inc., a corporation organized under the laws of the Republic of Korea.

   As a result of the confirmation of the company's prepackaged plan of reorganization in November 1999, (i) all previously issued $1 par value common stock was canceled and no distribution was made to holders as a result of that cancellation and (ii) 1,000 shares of new common stock were issued to LGE.

   Also, as a result of the prepackaged bankruptcy plan confirmation, the company's $103.5 million 6 1/4 percent convertible subordinated debentures due 2011 were exchanged for $50.0 million (at maturity) of 8.19 percent senior debentures due 2009. As a result of such exchange, the 8.19 percent senior debentures due 2009, were exempt from registration under the Securities Act of 1933 pursuant to Section 1145 of the United States Bankruptcy Code (Title 11,
USCS). The company's 8.19 percent senior debentures are not listed on any exchange. The company believes that there has been trading in these securities from time to time but has not been able to obtain regular market prices for the 8.19 percent senior debentures.

ITEM 6. SELECTED FINANCIAL DATA

                 Five-Year Summary of Selected Financial Data

                          1999(1)     1998(1)       1997      1996      1995
                          -------     -------     --------  --------  --------
                                         In millions
Results of operations:
  Net sales.............. $ 833.9     $ 984.8     $1,173.1  $1,287.9  $1,273.9
  Pre-tax income (loss)..   (62.1)(2)  (272.5)(3)   (300.2)   (177.8)    (98.5)
  Net income (loss)......     6.1      (275.5)      (299.4)   (178.0)    (90.8)
Financial position:
  Total assets........... $ 279.0     $ 350.0     $  527.7  $  765.3  $  700.7
  Long-term debt.........   163.7        97.8        132.8     152.7     168.8
  Stockholders' equity
   (deficit).............  (158.4)     (364.5)       (89.0)    162.0     317.5

--------
(1) An operational restructuring of the company has been substantially completed in 1999, in which the company is being transformed from a manufacturer and distributor of consumer electronic products into a sales, distribution and technology company, in part, through the disposition of substantially all of its manufacturing operations.
(2) Excludes extraordinary gain of $70.2 relating to exchange of $103.5 million of the company's 6 1/4 percent subordinated debentures due 2011 and related accrued interest for $50.0 million of new 8.19 percent senior debentures maturing in November 2009, recorded at fair value of $39.1 million as a result of the company's prepackaged plan of reorganization.
(3) Includes a $202.3 million asset impairment and restructuring charge related to the company's operational restructuring plan. See Note Seven to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   On August 23, 1999, the company filed its prepackaged plan of reorganization in a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code. From August 23, 1999 to November 9, 1999, the company operated as a debtor-in-possession. On November 5, 1999, the U.S. Bankruptcy Court for the District of

Delaware entered an order confirming the company's prepackaged plan of reorganization. On November 9, 1999, the company satisfied certain conditions precedent to the effectiveness of the prepackaged plan, declared the prepackaged plan effective and emerged from the bankruptcy proceeding.

   The statements of consolidated operations summarize operating results for the last three years. This section of Management's Discussion and Analysis highlights the main factors affecting the changes in operating results during the three-year period.

   Revenues. Sales in 1999 were $833.9 million, down 15 percent from 1998 sales of $984.8 million. Sales in 1998 decreased sixteen percent as compared to 1997 sales of $1,173.1 million.

   The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--is composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designs, develops and markets digital set top boxes, which are sold primarily to satellite systems operators, telecommunications companies and other commercial users of these products.

   In Consumer Electronics, the color television market remains extremely competitive. Price competition continued during 1999, 1998 and 1997, forcing the company to reduce color television prices in each year to maintain sales volumes and market share. This price competition may continue to adversely affect the company's performance.

   Consumer Electronics sales declined $138.8 million (or 16 percent) in 1999 when compared to 1998. The reasons for this decrease are (i) fierce competitive market actions in response to the company's filing for bankruptcy protection; (ii) delays in new product introduction and/or availability; (iii) a planned reduction in low margin sales business; (iv) decreased sales of the company's projection television line; (v) a change in the method of recording merchandising costs from selling, general and administrative expenses to revenue reduction in 1999; and (vi) continuing decreases in the company's high-margin service business due to the decreasing relative cost of replacement v. repair. The company estimates that industry-wide color television unit sales to dealers (including projection television) increased by nine percent in 1999 to 28.9 million units.

   Consumer Electronics sales declined $237.1 million (or 21 percent) in 1998 from 1997, driven largely by planned sales reductions in lower-margin color television products and a change in distribution strategy whereby certain VCRs were sold directly from the manufacturer (LGE) rather than through the company's direct sales organization. The company receives a royalty for these sales. The company estimates that industry-wide color television unit sales to dealers (including projection television) increased by eight percent in 1998 to 26.4 million units (following a decrease of four percent in 1997 to 24.5 million units).

   Sales of Network Systems products decreased $12.1 million in 1999 compared with 1998. The decrease reflected lower sales due to the phase-out of analog set-top boxes and cable modems since the third quarter of 1998. Sales of Network Systems products increased $49.2 million (or 86 percent) in 1998 compared with 1997 due to shipments of digital set-top boxes, which were first introduced in the second half of 1997.

   Costs and Expenses. In light of the company's net losses from operations and the competitive environment, the company has undertaken major cost reduction programs in each of the last three years. These programs included outsourcing of manufacturing, cost control and profit improvement initiatives; design, logistics and distribution improvements and business consolidations. The company continues to seek additional cost reduction opportunities.

   The company's 1999 gross margin was $81.9 million compared to 1998 gross margin of $79.3 million and $(7.4) million in 1997. The change in 1999 compared to 1998 was primarily the result of 1998 gross margin being negatively impacted by approximately $15.0 million by the charges recorded to cover a customer notification and retrofit program for the potential problems with certain projection television sets manufactured by the company. This was partially offset by (i) cooperative advertising allowances being included in net sales during 1999, whereas in 1998 they were included in selling expenses as discussed above, (ii) lower sales in the company's high-margin repair and service business caused by a shift in the market place toward replacing lower priced consumer electronic items instead of repairing them and (iii) delays in product availability.

   The significant improvement from 1997 to 1998 was primarily the result of
(i) significant 1997 excess and obsolete inventory charges (approximately $44.0 million), (ii) decreased 1998 raw material costs, (iii) 1998 planned reductions in lower-margin color television products, (iv) lower depreciation expense in 1998 (due to the asset impairment charges the company recorded in December 1997), (v) lower overall spending during 1998 for manufacturing overhead items and (vi) large 1997 losses in color picture tube operations which resulted from high operating costs and performance difficulties associated with new product start-up and new automated production processes. These product and process problems created a large amount of rework inventory that necessitated the significant charges for excess and obsolete inventory. These factors were partially offset by the potential problems with certain projection television sets in 1998 discussed above.

   Selling, general and administrative expenses were $95.1 million (11.4 percent of revenues) in 1999, $126.6 million (12.9 percent of revenues) in 1998 and $178.3 million (15.2 percent of revenues) in 1997. Expenses for 1999 benefited from the change in the method of recording of co-op advertising costs, as discussed above, and continuing efforts to reduce expenses and downsize staffing. The 1997 results included bad debt charges (approximately $25.0 million) of which $21.3 million was related to a dispute the company had with a Brazilian customer. Expenses for 1998 also benefited from lower merchandising and advertising costs and the company's continuing efforts to downsize staffing.

   Amounts that the company spends each year on engineering and research relating to new products and services and to improvements of existing products and services are expensed as incurred. These amounts were $29.8 million in 1999, $39.1 million in 1998 and $42.9 million in 1997. These expenses as a percentage of revenues were approximately 4 percent in each year during the three years ended December 31, 1999.

   Other Operating Expense (Income). Other operating expense (income) was ($37.9) million in 1999, ($43.0) million in 1998 and $42.4 million in 1997.
Included in these amounts is royalty income related to manufacturers of television sets and VCRs who have taken licenses under some of the company's U.S. tuner system patents. Royalty income from tuner system patents was ($30.6) million in 1999, ($35.1) million in 1998 and ($26.0) million in 1997.
In 1999 and 1998, other operating expense (income) also included ($1.7) million and ($1.5) million, respectively, of royalty income related to the licensing of the company's trademarks for direct ship VCR programs.

   In 1997, other operating expense (income) was significantly impacted as the company recorded $63.7 million in charges for asset impairments. As required by Statement of Financial Accounting Standards (FAS) No. 121--Impairment of Long-Lived Assets,--long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. During the fourth quarter of 1997, an impairment was recognized for the Consumer Electronics business because the future undiscounted cash flows of assets were estimated to be insufficient to recover their related carrying values. As such, the company recognized an expense of $53.7 million and established a valuation reserve for the write-down of the excess carrying value over fair market value. The fair market value used in determining the impairment loss was based upon management and third party valuations. In 1998, impairment of long-lived assets was related to the company's operational restructuring plan and, as a result, such charges were included in restructuring expense as discussed below.

   Also, in accordance with FAS 121, certain long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the third quarter of 1997, the company recorded a charge of $10.0 million related to (i) assets that were sold or scrapped as a result of the company's decision to phase out its printed circuit board operation, (ii) assets that were sold or scrapped as a result of the company's decision not to develop the proposed large-screen picture tube plant in Woodridge, Illinois and (iii) a building in Canada that was sold in December 1997.

   Liquidity. The company has incurred net losses before extraordinary item of $64.1 million, $275.5 million and $299.4 million in 1999, 1998 and 1997 respectively. In addition, the company had a negative working capital position of $52.0 million as of December 31, 1999. The company believes that, giving effect to (a) the Citicorp three-year exit facility and the LGE credit support discussed in Note Fifteen to the Consolidated Financial Statements and (b) the company's cash flow from operations, that the established levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements for fiscal year 2000. However, the Company's belief is based upon various assumptions, including those underlying its conversion from a manufacturing and distributing company to a sales, marketing and research and development company which relies upon outsourced products. The company's access to available funds from the Citicorp three-year exit facility and the LGE credit support is conditioned upon continued compliance with certain financial covenants in fiscal year 2000. The company is highly dependent upon the continued financial support of LGE. In addition to its $60.0 million credit support, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit line.

   Restructuring Charges. As part of its operational restructuring, the company has closed and is disposing of its manufacturing facilities and is outsourcing its product lines. The company has transformed itself from an integrated manufacturer and distributor of consumer electronic products into a sales, marketing and distribution and technology company.

   During 1999, the company recorded $19.5 million of restructuring charges, primarily related to costs associated with (i) work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization ($11.1 million); (ii) severance and other employee costs ($5.5 million) and plant closure costs ($2.9 million). In addition, for the period from the filing of the prepackaged plan of reorganization on August 23, 1999 to November 9, 1999, the company incurred $2.4 million of professional fees for purposes discussed above, which was included in reorganization items. Deferred debt issuance costs ($1.3 million) related to debt restructured pursuant to the prepackaged plan of reorganization were also written off and included in reorganization items. In addition to the asset write-off, cash payments in 1999 were $34.8 million, reducing accrued restructuring costs from $31.3 million at December 31, 1998 to $18.4 million at December 31, 1999.

   During 1998, the company provided for impairment of assets and restructuring costs related to its operational restructuring plan. The $202.3 million of restructuring charges recorded by the company in 1998 were composed of (i) the non-cash loss on the termination of the company's leveraged lease ($68.8 million), (ii) bank and financing fees and the non-cash loss related to the write-off of certain deferred finance charges ($36.6 million excluding the accelerated amortization of the remaining $9.1 million deferred gain discussed below), (iii) the non-cash impairment of property, plant and equipment ($47.2 million), (iv) severance and costs for staff reductions ($24.8 million), (v) plant closure and business exit costs ($18.8 million), (vi) professional fees ($11.5 million), (vii) non-cash inventory write-downs ($3.2 million) and
(viii) other costs associated with the restructuring effort ($0.5 million). Of the $202.3 million of restructuring charges, asset write-offs amounted to $144.6 million, cash payments in 1998 were $26.4 million and restructuring reserves at December 31, 1998, were $31.3 million.

   The company incurred a $68.8 million loss in the third quarter on the termination of the leveraged lease on equipment at Melrose Park, Illinois and at Reynosa and Juarez, Mexico. The company's payment obligations under the lease were fully guaranteed by LGE, which made a negotiated settlement payment of $90.1 million in the third quarter of 1998 to the lessor. The appraised value of the equipment was significantly less than the original investment value, thus resulting in the loss of $68.8 million. This loss was calculated as the difference between the $90.1 million liability to LGE for settlement of the lease obligation and the $21.3 million appraised fair value of the equipment.

   Of the $36.6 million write-off of deferred financing fees, $28.3 million of the fees related to the leveraged lease. (The former amount does not include the accelerated amortization of the remaining $9.1 million deferred gain related to the 1997 sale of assets into the leveraged lease.) Also, $3.9 million was related to the receivable securitization and $1.6 million was related to the credit facility with Citicorp that was amended in the third quarter of 1998. Additionally, the company incurred $2.8 million in banking and financing fees and expenses related to its efforts to secure interim and debtor-in-possession financing commitments.

   The impairment of property, plant, and equipment of $47.2 million related primarily to the company's commitment in 1998 to dispose of its manufacturing facilities. During the fourth quarter, the company identified and entered into agreements with various suppliers to outsource its product lines, thus enabling the company to commit to disposing of certain assets. As of December 31, 1998, the company had announced the closure of the Melrose Park, Illinois, Juarez, Mexico and Matamoros, Mexico manufacturing facilities, and that those assets were being held for disposal. Although the company continued to operate its Chihuahua, Mexico facility, at that time, it was seeking a buyer for the entire Network Systems business, which this facility supported. Thus, the Chihuahua property, plant, and equipment was also considered held for disposal.

   Property held for disposal was nearly the same as of December 31, 1999 and 1998 as a decrease resulting from the sale of all, or substantially all, assets at the company's Chihuahua, Juarez and Matamoros, Mexico facilities and most equipment at its Melrose Park, Illinois plant was offset by including in property held for disposal at December 31, 1999, the company's Reynosa, Mexico facility, which was transferred to an affiliate of LGE at its fair value, which approximates the company's current carrying value, in exchange for the cancellation of certain of the company's obligations to LGE in January 2000.

   Impairment losses were calculated based on the excess of the carrying amount of assets over the assets' fair values. The fair values used in determining impairment losses were based upon management's estimates of expected sales proceeds and third-party appraisals and valuations, including management and third party estimates of potential environmental liabilities. The fair value estimates considered whether the assets were expected to be sold as going-concern operations or under orderly liquidation. Previously, the fair value estimates for these assets reflected the company's continued use of the assets. The change in fair value estimates due to the company's commitment to dispose of certain assets resulted in the additional impairment charge incurred during the fourth quarter of 1998.

   The impairment charges discussed above are based upon management and third party estimates of the recoverability of long-lived assets and the fair value of related assets.

   It was anticipated that the implementation of the company's operational restructuring plan would result in the termination, at a cost of $22.9 million, of approximately 4,200 employees by December 31, 1999, primarily at the company's manufacturing facilities. During 1998, the Company terminated approximately 2,500 of these employees. These terminations resulted in expenditures of $7.5 million in 1998, with $15.4 million remaining to be paid in 1999. During 1999, the company reduced the number of employees by approximately an additional 2,850, incurring severance and other employee costs of $14.9 million and an additional provision of $5.5 million was recorded. Additionally, during 1998, the company incurred expenditures of $1.9 million to retain key management employees throughout the operational restructuring process.

   Included in the 1998 total $18.8 million of plant closure and business exit costs were $5.8 million of plant costs at the Melrose Park, Illinois facility incurred to maintain the property subsequent to the cessation of manufacturing activities. In addition, plant closure and business exit charges also reflected $2.1 million of legal costs, $2.1 million of duty payments related to plant equipment in Mexico that the company was selling or disposing of and a $1.5 million charge for the early termination of various leases. An additional charge of $2.9 million was incurred for bonus payments given to Melrose Park employees to stabilize employment and maintain production after the announcement of the plant closure. Plant closure and business exit costs also included a $2.9 million charge related to management salaries and labor costs associated with the closure of the facilities and $1.5 million of other exit/plant closure costs. The company incurred cash outlays of $3.8 million in

1998 for plant closure and business exit costs, and the company expected to incur additional costs of $16.0 million in 1999 and 2000, of which $15.0 million was accrued as of December 31, 1998. During 1999, $11.2 million was expended on plant closure and business exit costs and an additional provision of $2.9 million was recorded.

   The $11.5 million charge for professional fees in 1998 reflected work performed by outside professionals to support the development of the company's operational and financial restructuring plans and its prepackaged bankruptcy proceeding.

   Additional restructuring charges of approximately $2.6 million are expected to be incurred in 2000 for professional fees relating to disposal of remaining assets, the appeal of the prepackaged plan of confirmation and post-sale matters for assets already sold.

   The benefits from the above actions made pursuant to the company's operational restructuring plan had a significant effect on the company's 1999 financial results. The successful implementation of the operational restructuring resulted in the company becoming less complex. The company expects that there will be additional cost reductions during 2000 in depreciation, corporate payroll, plant operations and working capital costs stemming from divesting of its manufacturing operations. These cost savings are expected to be partially offset by purchase costs as the company will rely on third-party vendors to manufacture substantially all of its products. The amount of 2000 savings are dependent on the success of the company's operational restructuring plan as well as its ability to achieve its financial performance objectives going-forward.

   The company did not incur any restructuring costs during 1997.

   Gain (Loss) on Asset Sales. In 1998, the company recorded a $16.0 million gain related to the sale of its headquarters building in Glenview, Illinois. In 1999 and 1997, the gain (loss) on asset sales was not material.

   Interest Expense. Interest expense was $39.3 million in 1999, $44.3 million in 1998 and $25.5 million in 1997. The decrease in 1999 when compared to 1998 was a result of the suspension of contractual interest on the 6 1/4 percent subordinated debentures and unsecured and partially secured debt with LGE as a result of the Chapter 11 filing from the date of the prepackaged plan and, in accordance with SOP 90-7, suspension of interest expense accruals ($5.6 million). In addition, lower interest accruals on extended-term payables to LGE due to a lower average balance in 1999 prior to the August 23, 1999 filing with the Bankruptcy Court ($3.4 million) was offset by increased interest related to the leveraged lease cancellation which was accrued for ten months in 1999 and five months in 1998 ($4.4 million).

   The change in 1998 from 1997 resulted from higher funding requirements (at generally higher interest rates) for company operations and the company's need to accrue interest to LGE on the $90.1 million the company owed LGE for LGE's payment under the guarantee of the company's obligation under the sale-leaseback agreement.

   Income Taxes. Due to the company's continuing losses, provisions made for
U. S. federal and state income taxes during the last three years have not been material. Foreign income tax expense in 1999 and 1998 was $2.0 million and $3.0 million, respectively.

   Net Income. As a result of the factors described above, the company's net losses, excluding restructuring, reorganization and asset impairment charges and a $70.2 million extraordinary gain in 1999, were $40.9 million in 1999, $73.2 million in 1998 and $235.7 million in 1997. Including restructuring, reorganization and asset impairment charges and the extraordinary gain in 1999, net income was $6.1 million in 1999 and net losses were $275.5 million in 1998 and $299.4 million in 1997.

Cash Flows

   The statements of consolidated cash flows reflect the changes in cash for the last three years by classifying transactions into three major categories-- Operating, Investing and Financing activities.

   Operating Activities. During 1999, $64.8 million of cash was used by operating activities as a result of $48.7 million of net loss from operations (excluding extraordinary gain and depreciation) and $11.4 million of cash used by the change in current accounts. The latter was principally composed of a $19.9 increase in other current assets and a $21.1 million decrease in accounts payable and accrued expenses, partially offset by a $23.2 million decrease in receivables, net. The increase in other current assets resulted from funds placed in escrow accounts from proceeds received in connection with the sale of certain of the company's manufacturing plants and assets. The decrease in accounts payable and accrued expenses was primarily related to a $9.7 million decrease in accrued co-op advertising and merchandising programs and a $12.9 million decrease in accrued restructuring costs. Significantly lower sales in the fourth quarter of 1999 resulted in the decrease in receivables, net.

   During 1998, $152.0 million of cash was used by operating activities principally to fund $99.7 million of net loss from operations (excluding non-cash restructuring and asset impairment charges and depreciation). In addition, $47.4 million of cash was used to fund the change in current accounts, which was principally composed of a $113.8 million increase in receivables (net of a $42.0 million allowance for doubtful accounts), and a $27.3 million decrease in accounts payable and accrued expenses, which were offset by a $79.7 million decrease in inventories. The increase in receivables and the allowance for doubtful accounts was mainly due to the receivable securitization agreement with Citibank being terminated during the third quarter of 1998. As a result, receivables were no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) have been canceled. The decrease in inventories and accounts payable and accrued expenses resulted from the company decreasing manufacturing activities as part of its restructuring plan. Cash used by operating activities also included $16.6 million attributable to gain on asset sales, net, primarily as a result of the gain realized on the sale of the company's headquarters.

   In 1997, operating activities provided $85.8 million of cash, including $110.7 million of cash provided because of the reclassification of cash used in connection with the establishment of a receivable securitization program from operating activities to investing activities. Were the effects of this reclassification excluded, operating activities would have resulted in a net use of $24.9 million of cash.

   Net loss from operations (excluding depreciation and charges for asset impairment) was $197.7 million. This use of cash was offset by $260.1 million in cash provided from changes in current accounts, $11.2 million in other asset and liability changes, and $12.2 million from losses on asset sales and other non-cash items.

   The $260.1 million change in current accounts included a $186.6 million decrease in receivables and a $90.2 million decrease in inventories. The decrease in receivables was mainly due to the receivable securitization agreement with Citicorp being put in place during 1997, which accounted for transactions under this agreement as a sale of receivables. The cash used in the securitization facility is reported in investing activities as an increase in transferor certificates.

   The net effect of the decrease in receivables and the increase in transferor certificates was a decrease of $75.9 million which was primarily related to the lower sales levels, particularly in the fourth quarter of 1997, and the $21.3 million bad debt charge related to a dispute the company had with a Brazilian customer. The decrease in inventories was related to reduced amounts of purchases in anticipation of the lower fourth quarter sales. In addition, the company reduced cash used by operating activities by issuing common stock to the retirement savings plans to fulfill the 1996 obligation to salaried employees. This issuance increased stockholders' equity by $4.9 million.

   Investing Activities. During 1999, $45.1 million of cash was provided by investing activities. This was composed of $49.2 million of cash received from the sale of certain property, partially offset by $4.1 million of cash used for capital additions.

   During 1998, $118.7 million of cash was provided by investing activities. This was primarily attributable to the $110.7 million decrease in transferor certificates due to the termination of the Citibank receivables facility. Additionally, $30.0 million of cash was received from the sale of receivables prior to the termination of the receivable securitization agreement with Citibank and $23.3 million was received from the sale of the company's headquarters building, offset by $8.4 million used for capital additions and $41.0 million used to pay off the investor certificates upon the termination of the receivable securitization agreement with Citibank. The capital additions during 1998 were significantly lower than the 1997 amount of $82.5 million, which was the result of spending related to projects primarily in the color picture tube area, which included new automated production processes and the addition of new production lines for computer display tubes.

   In 1997, investing activities used $89.5 million of cash, which consisted of $187.7 million of proceeds from asset sales, which were more than offset by the initial $110.7 million securitization of receivables with Citibank, capital additions of $82.5 million discussed above and the distribution of $84.0 million of investor certificates. The proceeds from asset sales were primarily composed of $95.0 million of cash received from the sale of receivables (sold via the receivable securitization with Citibank) and $86.6 million of cash received in connection with a sale-leaseback transaction whereby the company sold and leased back new and existing manufacturing equipment in its Melrose Park, Illinois picture tube plant and in its Reynosa and Juarez, Mexico facilities.

   Financing Activities. During 1999, $19.7 million of cash was provided by financing activities. This was composed of $41.0 million of borrowings under the three-year Citicorp exit facility offset by a $17.8 million repayment of revolving credit borrowings under the amended Citibank credit facility and $1.8 million paid to LGE from proceeds from the sale of equipment previously included in the sale-leaseback transaction. In addition, $1.7 million of principal payments were made on the LGE new restructured senior note on the disposition of certain assets.

   During 1998, $33.3 million of cash was provided by financing activities. This was composed of $77.8 million of borrowings under the company's various short-term facilities, offset by cash used to pay the $5.8 million current portion of the 6 1/4 percent Convertible Subordinated Debentures due 2011, $38.2 million used to pay off the term loan negotiated in 1997 and $0.5 million used to redeem the company's 8.5 percent senior subordinated convertible debentures due January 2001.

   In 1997, financing activities provided $3.7 million of cash, which included $45.0 million provided as a result of borrowings under the company's new term loan, $25.0 million of increased borrowings under the company's short-term debt agreements and $1.1 million provided from sales of the company's common stock to employees of the company via the exercise of previously issued stock options. This was offset by $30.9 million of cash used to pay off the old term loan, $23.8 million of cash used to redeem the 8.5 percent Senior Subordinated Convertible Debentures due November 2000, $6.9 million of cash used to pay maturities of the new term loan and $5.8 million of cash used to pay maturities of the 6 1/4 percent Convertible Subordinated Debentures due 2011.

Financial Condition

   As of December 31, 1999, the company had $215.6 million of interest-bearing obligations which consisted of (i) $41.0 million borrowed from Citicorp under the three-year $150.0 million exit facility, (ii) $50.0 million of 8.19 percent senior debentures due 2009 ($39.1 million at fair value) and (iii) $124.6 million outstanding under the LGE new restructured senior note.

   On November 9, 1999, the company entered into a senior bank credit agreement with Citicorp North America, Inc. that provides for a three-year $150.0 million exit facility subject to borrowing base restrictions.

The new facility is secured by substantially all of the company's assets and is subject to other terms and conditions. Borrowings bear interest based on specified margins in a range of 1.5 percent to 3.0 percent above LIBOR or the prime rate depending on the company's compliance with certain financial covenants. On November 9, 1999, on the company's exit from bankruptcy proceedings, Citicorp terminated the debtor-in-possession financing facility, which it had provided. The new senior bank facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates.

   The company's $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 and related accrued interest were exchanged in the restructuring for $50.0 million of new 8.19 percent senior debentures maturing in November 2009, which were recorded at fair value of $39.1 million, resulting in the recognition of an extraordinary gain of approximately $70.2 million. The $10.9 million discount, representing the difference between the amount due at maturity and the fair value, will be amortized over the life of the debentures using the effective interest rate method. The new debentures can be redeemed at par in whole or in part at any time and rank equally with all senior debt of the company.

   As part of the company's prepackaged plan of reorganization, LGE received the $126.2 million LGE new restructured senior note as settlement of certain LGE claims. This note provides for interest to be accrued at LIBOR plus 6.5 percent per annum, with interest added to the principle amount of the note if certain financial ratios are not met. The note, which matures on November 1, 2009, is secured by a first lien on all assets leased to the company and its subsidiaries pursuant to the leveraged leases and transferred to the company pursuant to the restructuring agreement. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions.

   Between November 1997 and February 1998, the company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through four lines of credit with various lenders. The credit lines were guaranteed by LGE, and during the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities; during the second quarter of 1999, LGE made payment under demands against a guarantee on $30.0 million. The company's obligation to LGE for these payments was settled as part of the company's prepackaged plan of reorganization.

   In March 1998, the company entered into a secured credit facility with LGE which provided for borrowings of up to $45.0 million. The interest rate was LIBOR plus 6.5 percent per annum. The first such borrowing occurred in May 1998, and as of December 31, 1998, $30.0 million was outstanding under this facility, such amount being settled as part of the prepackaged plan of reorganization.

   During the third quarter of 1998, the company's trade receivable securitization agreement, which was entered into in April 1997, was terminated. As a result, receivables are no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) have been canceled.

   In April 1997, the company entered into an $86.6 million sale-leaseback transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois plant and in its Reynosa and Juarez, Mexico facilities. The company's payment obligations were fully guaranteed by LGE and in July 1998, LGE made a negotiated settlement payment of $90.1 million under its guarantee of the company's obligation.

   The company was obligated for the repayment of this settlement amount to LGE. As a result, the company's December 31, 1998 financial statements reflect a $90.1 million short-term debt with LGE, a $21.3 million receivable from LGE and a loss on termination of the lease of $68.8 million. The $21.3 million receivable from LGE represented the appraised fair value of the manufacturing equipment receivable from LGE.

   The company's December 31, 1999 financial statements do not reflect a receivable from LGE for the manufacturing equipment discussed above. This amount has been reduced as the company purchased equipment prior to selling the equipment to third parties and as of December 31, 1999, $3.8 million was reclassified to machinery and equipment and $8.0 million was reclassified to property held for disposal, pending transfer to LGE. As equipment previously included in the sale-leaseback was sold, the proceeds of such sales reduced the company's debt to LGE for such payment to $88.3 million, which was settled as part of the prepackaged plan of reorganization.

   In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. The company was charged interest for the extended period at rates reflecting then-current market conditions in Korea. The extended-term payables were settled as part of the prepackaged plan of reorganization.

   In return for LGE providing support for certain financing activities of the company entered into in April 1997, the company granted options to LGE to purchase 3,965,000 common shares of the company at an exercise price of $0.01 per share. These options were exercisable over a 12-1/2 year period with 793,000 options vesting in each of the first three years. In 1998, the balance of 2,219,000 of LGE's stock options was canceled. The accounting for these stock options was based upon their fair value with that fair value being amortized straight-line to interest expense over the term of the associated commitments. The quoted market price of the stock at the time of issuance was $10.00 per share, which was used as the fair value of the options. The portions of the deferred financing charges applicable to the sale-leaseback transaction and the receivable securitization were written off in the third quarter of 1998 as part of the restructuring charge discussed above. The vested stock options were canceled as part of the prepackaged plan of reorganization.

   The company believes that, giving effect to the Citicorp three-year exit facility, together with its LGE credit support and the company's cash generated by operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements. However, such belief is based on various assumptions, including those underlying its conversion from a manufacturing and distributing company to a sales, marketing and research and development company which relies on outsourced products. The company is highly dependent upon the continued financial support of LGE. In addition to its $60.0 million credit support, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit line.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   Certain statements in this Annual Report on Form 10-K, such as those regarding the company's strategies, plans, objectives and expectations are forward-looking statements that involve known and unknown risks, uncertainties and other factors which may cause the actual results of the company or its efforts to successfully implement the operational restructuring and achieve the business plan projections and financial results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both in the United States and other countries in which the company sells its products and from which the company obtains supplies; the effect of competition in the markets served by the company; LGE's ability to obtain required approvals of the Republic of Korea for additional financing, if any, that LGE may desire to extend to the company; restructuring charges and the other costs and expenses of its new business plan. Given these uncertainties, debtholders are cautioned not to place undue reliance on any forward-looking statements contained herein. The company disclaims any obligation to update such factors or forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained herein or to reflect future events or developments.

Readiness for the Year 2000

   The company has successfully implemented all of its year 2000 Readiness initiatives. The company's computer-based systems, facilities, material non-information technology systems and all currently manufactured products are Year 2000 Ready. Included within the company's Year 2000 Readiness initiatives were plans to ensure the company's financial, sales and distribution application software ("FS&D Applications") were Year 2000 Ready. The FS&D Applications include the primary software employed in the company's general ledger, accounts payable and disbursement, accounts receivable and collection, purchasing, billing, inventory management and sales activities. As a part of the company's Year 2000 readiness initiatives, the company implemented new FS&D Applications which were Year 2000 Ready. The total cost of implementing the new FS&D Applications was approximately $6.9 million, of which $3.4 million was incurred in fiscal 1999.

   The company's suppliers and vendors have been able to provide the company with Year 2000 Ready components and products.

   Prior to 1998, the company spent in the aggregate approximately $1.8 million on software and hardware upgrades and replacements and approximately $0.2 million on other costs (i.e., labor, consulting fees and other expenses) in connection with Year 2000 Readiness. The company spent a total of $2.5 million in 1998 (approximately $0.8 million for software and hardware upgrades and approximately $1.7 million for other costs) for this project. The company spent $4.2 million in 1999 (approximately $0.6 million for software and hardware upgrades and approximately $3.6 million for outside consulting assistance and other costs) with respect to Year 2000 Readiness. This amount includes the cost of implementing the new FS&D Applications. Most of the costs incurred by the company in addressing Year 2000 Readiness were expensed as incurred, in compliance with generally accepted accounting principles.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the company due to adverse changes in financial rates. The company is exposed to market risk in the area of interest rates. This exposure is directly related to its senior secured notes and working capital facilities with Citibank and LGE. The company does not currently maintain any interest rate hedging arrangements. The company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

   Because the company purchases substantially all products in US dollars, prices are not directly impacted by the value of the dollar in relation to other foreign currencies, including the Japanese yen and Korean won.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial information required by Item 8 is contained in Item 14 of
Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the name, age at December 31, 1999, and business experience of each of the current directors of the company and the year in which each director first was elected to the Board of the company. The company's by-laws currently provide that the Board shall consist of the number of directors as determined from time to time by resolution of the Board. The terms of office of all directors expire at the Annual Meeting of Stockholders. Successors to any directors whose terms are expiring are elected to one-year terms and hold office until his or her successor is elected and qualified.

                       Current Directors of the Company

                           Director
 Name                  Age Since              Background Information
 ----                  --- --------           ----------------------
 Cha Hong (John) Koo.. 53  1995      Chairman of the Board of Zenith
                                     Electronics Corporation November 1999 to
                                     present; Vice Chairman November 1996 to
                                     November 1999; Vice Chairman and Chief
                                     Executive Officer of LG Electronics Inc.
                                     since December 1998; President and Chief
                                     Executive Officer of LG Electronics Inc.
                                     since 1995; Executive Vice President
                                     from 1991 to 1994; Senior Managing
                                     Director from 1988 to 1991.
 Seung Pyeong Koo..... 57  1997      President of LG Electronics Inc.
                                     responsible for Digital Display Company
                                     since 1998; previous positions with LG
                                     Electronics Inc.: Executive Vice
                                     President from 1996 to 1998; a Director
                                     from 1996 to 1998; President of Display
                                     Division since 1992; Senior Managing
                                     Director from 1995 to 1996; Managing
                                     Director from 1991 to 1995; Vice
                                     President of TV Display Division 1990 to
                                     1992.
 Nam Woo.............. 50  1995      Senior Executive Vice President, LG
                                     Electronics Inc. and President Digital
                                     Media Company since January 2000;
                                     previous positions with LG Electronics
                                     Inc.: Executive Vice President August
                                     1998 to January 2000; Senior Managing
                                     Director and President of North American
                                     Operations January 1998 to January 2000;
                                     Executive Vice President of Zenith
                                     Electronics Corporation from October
                                     1997 to January 1998; Director from 1997
                                     to 1998; Senior Managing Director,
                                     Corporate Planning and Coordination,
                                     from November 1996 to October 1997;
                                     President of LG Electronics USA Inc. &
                                     North American Operations from February
                                     1995 to November 1996; President of
                                     European Operations from 1990 to 1995;
                                     Managing Director from 1994 to 1996;
                                     Executive Director from 1990 to 1994.
                                     Did not serve as a Director of the
                                     company during 1996.

Mr. Cha Hong (John) Koo and Mr. Seung Pyeong Koo are not related.

   As the holder of all of the company's outstanding shares of common stock, LGE can elect all of the company's directors. Messrs. C.H. Koo, S.P. Koo, and Woo are employees of LGE or its affiliates. Mr. C.H. Koo was nominated for election by the Board at its January 31, 1997 meeting. Mr. S. P. Koo and Mr. Woo were nominated and elected to the Board at its October 27, 1997 meeting. LGE has been in the past and is expected to continue to be a significant customer and supplier of the Company. See "Certain Relationships and Selected Transactions." Directors of the company who are also employees of LGE or its affiliates receive no remuneration for serving on the Board or on any Committees.

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

   Following the confirmation of the company's plan of reorganization, the Board of Directors assumed direct oversight of executive compensation plans for officers and key employees and approval of policies setting compensation, incentive and employment contracts on a company-wide basis. The current Board of Directors has no committees to which it has delegated authority to act on its behalf. Prior to the confirmation of the company's prepackaged plan of reorganization, the Board of Directors had an Organization and Compensation Committee, which established compensation for key executives and officers and had oversight of company policies concerning salaries, raises and incentives.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the name, business experience and age at December 31, 1999, of each of the current executive officers of the company.

 Name                                     Office Held                       Age
 ----                                     -----------                       ---
 Ian G. Woods....... President and Chief Executive Officer since November   42
                     1999. Senior management positions with LG
                     Electronics Inc. from 1997 to January 2000. Chief
                     Financial Officer, Matrix Telecommunications
                     Limited, Australia, 1994 to 1997.
 Richard F. Vitkus.. Senior Vice President, General Counsel since 1994;     60
                     Secretary since 1995. Previously Senior Vice
                     President, General Counsel, and Director of
                     Corporate Development at Vanstar Corporation
                     (formerly ComputerLand Corporation) from 1991 to
                     1994. Mr. Vitkus retired from the company on
                     December 31, 1999, but continues to serve as a
                     consultant pursuant to an agreement.
 Edward J. McNulty.. Senior Vice President and Chief Financial Officer      59
                     since June 1998. Previously Chief Financial Officer
                     of General Binding Corporation from 1984 to 1998.
                     Mr. McNulty has announced his resignation from the
                     company, to be effective in early 2000.
 Richard M. Lewis... Senior Vice President, Technology and Research since   44
                     January 1999. Prior positions at Zenith Electronics
                     Corporation: Vice President, Picture Tube Operations
                     1998-1999; Vice President, Corporate Development
                     1998; Director -Quality 1997-1998. Previously held a
                     variety of senior engineering, operations and
                     project planning positions in an eighteen-year
                     career with Teradyne Inc.
 Kathryn M. Wolfe... Senior Vice President, Product Management, Program     41
                     Management and Marketing, Zenith Electronics
                     Corporation, 1998 to present. Prior positions at
                     Zenith Electronics Corporation: Vice President,
                     Business Reengineering, 1997; General Manager and
                     Division Vice President, Cable Modems, 1996;
                     Division Vice President, Network Systems Division,
                     1995; Director, Domestic and International
                     Marketing, Data Communications, 1994.
 Hyon Ick Jo........ Chief Financial Officer designate, January 2000.       51
                     Senior executive with LG Electronics Inc. 1975 to
                     2000, most recent positions: 1998-2000, Vice
                     President, Changwon Home Appliance Division,
                     responsible for planning, quality assurance,
                     information technology and overseas operations;
                     1996-1997, Managing Director, Newcastle, England TV
                     and microwave oven manufacturing facilities; 1990-
                     1996, Managing Director, German TV and VCR
                     manufacturing operations.

 Name                                    Office Held                     Age
 ----                                    -----------                     ---
 Beverly A. Wyckoff.. Vice President and General Counsel designate,      43
                      January 2000. Senior Counsel, Zenith Electronics
                      Corporation 1997 to 2000. Previously contract
                      attorney and consultant, Aerial Communications,
                      Inc. 1996 to 1997; Vice President, Sanwa Bank
                      Limited, Chicago Branch, 1986 to 1995.

ITEM 11. EXECUTIVE COMPENSATION

   The following Summary Compensation Table sets forth, for the years indicated, the cash compensation and certain other components of compensation of the company's Chief Executive Officer, the other four executive officers of the company at December 31, 1999, and the former Chief Executive Officer of the company, Jeffrey P. Gannon, who left the company in November 1999. Those listed in the table are hereinafter referred to as the "Named Executive Officers."

                          Summary Compensation Table

                                                Other  Restricted     Securities
                                                Annual   Stock        Underlying     All
Name & Principal              Salary            Comp.    Awards      Options/SARs   Other
Position                 Year   ($)   Bonus ($) ($)(1)    ($)           (#)(&)      Comp
----------------         ---- ------- --------- ------ ----------    ------------  -------
Ian G. Woods(3) ........ 1999       0         0    0           0             0           0
 President and Chief     1998       0         0    0           0             0           0
 Executive Officer       1997       0         0    0           0             0           0
Edward J. McNulty(4) ... 1999 280,952   531,542    0           0             0           0
 Senior Vice President   1998 150,024   148,211    0           0             0           0
 and Chief Financial     1997       0         0    0           0             0           0
 Officer
Richard F. Vitkus(5) ... 1999 282,396    71,917    0           0             0       9,600(8)
 Senior Vice President,  1998 275,018   271,889    0           0             0       9,600(8)
 General Counsel and     1997 229,999    23,000    0           0        25,000(2)    9,600(8)
 Secretary
Richard M. Lewis ....... 1999 195,001   154,770    0           0             0           0
 Senior Vice President,  1998 134,180    80,859    0           0             0           0
 Technology and Research 1997  87,904         0    0           0             0           0
Kathryn M. Wolfe ....... 1999 233,663   125,682    0           0             0           0
 Senior Vice President,  1998 194,168   218,625    0           0             0           0
 Product Management,     1997 130,834    18,750    0           0             0           0
 Program Management and
 Marketing
Jeffrey P. Gannon(6) ... 1999 548,077 5,006,900    0           0             0     437,420
 Former President and    1998 572,727   880,273    0   2,780,000(2)    300,000(2)   83,946
 Chief Executive Officer 1997       0         0    0           0             0           0

--------
(1) Other Annual Compensation does not reflect the value of perquisites and other personal benefits since such compensation does not exceed minimum disclosure thresholds.
(2) The share unit and restricted stock values shown in the table are based on the closing price of the company's common stock on the date of grant.
(3) Mr. Woods was elected President and Chief Executive Officer in late November 1999. Mr. Woods did not receive compensation from the company in 1999, but continued to be employed and compensated by LGE.

(4) Mr. McNulty joined the company in June 1998. Bonus reflects the second half of a one-time payment of $100,000 as a hiring bonus. Mr. McNulty has announced his intention to leave the company in early 2000. Bonus also includes $403,400 as pro rata payment under the long-term incentive plan.
(5) Mr. Vitkus retired from the company as of December 31, 1999. Under the terms of his employment contract and separation agreement with the company, Mr. Vitkus received $647,250 in severance benefits.
(6) Mr. Gannon joined the company as President and CEO in January 1998, and resigned in November 1999. The amount shown under All Other Compensation in 1998 reflects a one-time relocation expense allowance of $50,000 and $33,946 of imputed income for company paid life insurance premiums. In 1999, the amount shown under All Other Compensation reflects payments for accrued but unused vacation pay as of the date of resignation of $105,000, $259,182 as a "make whole" retirement benefit under Mr. Gannon's employment agreement, $46,000 for club membership and $27,238 of imputed income for company paid life insurance premiums. As a result of the terms of his employment agreement and following his resignation, Mr. Gannon will be paid additional amounts in 2000 totaling $698,077 in salary, $1,125,000 in guaranteed bonuses. Bonus includes $4,275,900 as a pro rata payment under the long-term incentive plan.
(7) As a result of the confirmation of the company's prepackaged plan of reorganization in November 1999, all common stock of the company, including all options and grants relating thereto, were canceled and no distribution was made as a result of that cancellation. Accordingly, the value of all grants and options is now zero.
(8) The amount reflects the annual contribution to the company's defined contribution plan for Mr. Vitkus.

   In connection with the restructuring, in early 1998, the company developed a retention program for fourteen key executives and senior managers, not including the Chief Executive Officer. Under this executive retention program, the company was obligated to pay participants up to an aggregate of $1.2 million in retention bonuses. Mr. Vitkus, Ms. Wolfe and Mr. Lewis received retention bonuses under the executive retention program. Such program was developed based on benchmarked, publicly available studies of similar programs. Additionally, in July 1998, the company established short-term and long-term incentive programs for two tiers of fifteen key executives and senior managers, not including the Chief Executive Officer. Those incentive programs were based on achieving certain performance goals in connection with the restructuring. The short- and long-term incentive bonuses have been divided into two tiers, with eight key executives in tier one and two key executives and senior managers in tier two as of December 31, 1999. The company's former Chief Executive Officer's incentive programs and bonuses were established under his employment contract. See "Employment Agreements."

   Payments under the short-term incentive program for 1998, paid in 1999, ranged from 34 to 83 percent of base salary for tier 1 executives and were 34 percent of base salary for tier 2 executives. Payments under tier 1 and tier 2 short-term incentive programs for 1998 were $968,689 and $376,415, respectively, and were paid by March 31, 1999, including payments of $180,135, $98,211, $147,375 and $45,855 to Mr. Vitkus, Mr. McNulty, Ms. Wolfe and Mr. Lewis, respectively.

   Payments under the short-term incentive program for 1999, paid in 2000, ranged from 27 percent of base salary for tier 1 executives to 16 percent of base salary for tier 2 executives. Payments under tier 1 and tier 2 short-term programs were $352,300 and $70,103, respectively, and were paid March 30, 2000, including payments to Mr. McNulty, Mr. Lewis, and Ms. Wolfe, of $78,142, $54,800, and $65,719 respectively.

   The long-term incentive program for tier 1 executives is targeted at 225 percent of base salary, with a maximum payment of 300 percent of base salary, and for tier 2 level executives, the long-term incentive program is targeted at 100 percent of base salary, with a maximum payment of 150 percent of base salary. As of December 31, 1999, the company was obligated to make payments to the current two tiers of key executives and senior managers aggregating up to $4.8 million under the long-term incentive program, including up to $0.7 million payable to Ms. Wolfe and $0.5 million payable to Mr. Lewis. All long-term incentive bonus payments are payable on March 31, 2001. No long-term incentive program payment will be due to Mr. Vitkus due to his election to terminate his employment contract as of December 31, 1999. Mr. McNulty will receive a pro rata payment of $403,400 due to his pending separation in 2000.

   In 1998 and 1999, the company also established retention bonus and stay bonus programs covering approximately 175 other key managers and employees, with these plans paying up to 33.3 percent of the base salaries of those employees. Those stay and retention programs had an aggregate cost of approximately $3.6 million to the company.

Employment Agreements

   Mr. Woods was an employee of LG Electronics Inc. as of December 31, 1999, and at all relevant times prior to that date, and as such, did not receive a salary or other compensation from the company.

   Mr. Jeffrey P. Gannon joined the company as President and Chief Executive Officer in January 1998, and resigned in November 1999. Mr. Gannon had entered into a three-year employment agreement with the company which would have expired on January 18, 2001. Mr. Gannon's contract was amended as part of plans relating to the restructuring. The employment agreement provided for:
(a) a base salary of $600,000 per year; (b) a guaranteed special annual bonus of $500,000, payable in equal installments at the end of each quarter; (c) an annual target bonus, $400,000 of which is guaranteed and which may be increased up to $600,000 for achieving specific target performance objectives, payable in equal installments at the end of each quarter; (d) long-term incentive plan cash payments equal to $6.0 million if target performance is achieved or up to $12.0 million if the maximum stated performance values are achieved; and (e) participation in various insurance and benefit plans of the company. The restricted stock and stock option grants provided under Mr. Gannon's original employment agreements were eliminated in an amendment to his employment agreement.

   Upon termination of Mr. Gannon's employment and as set forth in a separation agreement with the company, he was entitled to receive (a) a lump sum cash payment equal to his base compensation and guaranteed bonuses for the remainder of the employment term of $1,823,077; (b) continuation of certain benefits for a one-year period following his termination; and (c) a pro rata payment under his long-term incentive plan of $4,275,900.

   In connection with the restructuring, the company has entered into amended employment agreements (the "Employment Agreements") with a number of key executives, including Richard F. Vitkus (the "Key Executives"). The Employment Agreements generally provide for an employment period which ends on December 31, 2000. Each Employment Agreement provides for payment of a retention bonus payable in two installments, each in the amount of 25 percent of the Key Executives' salary, the first paid on or about January 1, 1999, and the second paid July 1, 1999, so long as the Key Executive remains continuously in the company's employ through the date such installment is due. Upon either a non-renewal of the Employment Agreements by the company or upon termination of employment by the company without cause, a Key Executive was entitled to receive (a) a lump sum severance payment equal to, if the termination occurs prior to January 1, 2000, an amount equal to one and one-half times the sum of the Key Executive's annual base compensation and annual incentive compensation for the year in which termination occurs, or if the termination occurs after January 1, 2000, an amount equal to one times the sum of the Key Executive's base compensation and annual incentive compensation for the year in which termination occurs; (b) a pro rata portion of the Key Executive's (i) targeted annual incentive compensation for the year in which termination occurs and
(ii) long-term incentive compensation (based on the appropriate percentage of the Key Executive's aggregate base compensation earned from January 1, 1998, through the end of the month in which termination occurs, as determined by the Board after prorating the applicable performance criteria through the end of the month in which termination occurs on a straight-line basis over the three-year period); (c) continued coverage, or substantially equivalent coverage (for either one and one-half years or one year, as determined according to the severance payment), under all welfare plans including group medical and dental, health and accident, long-term disability, short-term disability, group life insurance and executive insurance in which the Key Executives were participating at the time of termination (if the company is unable to provide such continued coverage or substantially similar coverage, the company will pay the Key Executive a lump sum cash amount equal to the present value of such benefits); and (d) outplacement services not to exceed 15 percent of the Key Executive's base compensation. Mr. Vitkus'

Employment Agreement further provides that, upon at least 90 days notice, he may voluntarily terminate his contract effective December 31, 1999, and still be entitled to receive (i) his severance payment, (ii) his actual annual incentive compensation for 1999 and (iii) the benefits described in (c) and
(d) above. Mr. Vitkus has elected to terminate his contract as of December 31, 1999.

Option/SAR Grants, Exercises and Values

   No Named Executive Officer was granted stock options or stock appreciation rights (SARs) in 1999.

Aggregated Option/SAR Exercises in 1999 and Year-end Option/SAR Values

   The company's common stock, on which options and SARs had previously been granted, was canceled and no distribution was made as a result of that cancellation pursuant to the court order confirming the company's prepackaged plan of reorganization.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of December 31, 1999, LGE owned 100 percent of the common stock of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The company and LGE engaged in the following significant transactions in 1999.

   Product purchases: In the ordinary course of business, the company purchases VCRs, television-VCR combinations and components from LGE and its affiliates. The company purchased $52.7 million of these items in 1999. The purchase prices were the result of negotiations between the parties and were consistent with third party bids.

   In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sells and ships VCRs directly to the company's two largest customers and pays the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. The license fee payable by LGE is comparable to licensing rates charged by the company to unrelated parties. The company believes that the direct shipment program is beneficial to the company because it reduces the company's inventory costs and maintains sales to customers that might not have continued to purchase products directly from the company due to the company's financial difficulties. During 1999, the company accrued approximately $1.7 million in royalties for the use of the company's brand names pursuant to this direct shipment program. A similar arrangement was entered into in April 1997, in Canada where LGE's Canadian affiliate sells Zenith-branded VCRs under a license from the company. Pursuant to that arrangement, the company accrued approximately $0.5 million in 1999.

   Equipment purchases: No machinery and equipment was purchased from LGE in 1999, although $11.8 million of equipment rights pertaining to the sale-leaseback transaction discussed below were reclassified to property, plant and equipment in 1999, of which $3.8 million is included in machinery and equipment and $8.0 million is included in property held for disposal.

   Product and other sales: The company sold televisions, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales in 1999 by the company to LGE and its affiliates were $33.2 million.

   In December 1996, the company entered into a distributor agreement with an LGE subsidiary whereby LGE became the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's products in Mexico. During 1999, the company's sales to the LGE Canadian and Mexican subsidiaries were $15.8 million and $17.4 million, respectively. These amounts are included in the sales figure discussed above.

   Technical agreements: Under a technical cooperation agreement entered into by the company and LGE in 1990, the company agreed to pay LGE 33 percent of the royalties received by the company from the use in Korea of certain HDTV technologies and one percent of the royalties received from such technologies from all other countries. As of December 31, 1999, the company had not received any such royalties, and accordingly no payments have been made to LGE pursuant to such agreement.

   In September 1997, the company and LGE entered into a High Definition TV Receiver Project Agreement. As called for in the agreement, the company received $4.5 million from LGE toward funding for the project. In return, LGE was to receive a percentage of applicable royalties the company anticipated receiving until such time as LGE received the $4.5 million. Pursuant to the HDTV receiver project agreement, intellectual property developed jointly during the project will be jointly owned, and intellectual property developed solely by one party during the project will be owned exclusively by such party, provided that the other party will be granted a non-exclusive, non-transferable, royalty-free license to use such intellectual property. This $4.5 million obligation was settled as part of the prepackaged plan of reorganization.

   An affiliate of LGE has also licensed certain technological information from Zenith relating to the manufacture of VSB modulation equipment under a 1998 agreement. That agreement allows the LGE affiliate to use technical information and design schematics as the basis for further development of commercial products. Under the agreement, Zenith received $0.3 million in 1998 in up-front payments and additional royalty payments per unit sold by the LGE affiliate based on Zenith's designs. No additional amount was accrued for these royalty payments in 1999. This agreement does not include a license on the VSB patent.

   Service Assistance: In 1999, employees of LGE provided certain services to the company that were covered under various agreements. The costs of these services was $0.2 million in 1999.

   In late December 1997, the company entered into an agreement with an LGE affiliate pursuant to which certain software development, design and support services are provided. Projects under the agreement include the company's Year 2000 Readiness support. Payments to the affiliate were $1.3 million in 1999.

   Financial Assistance: In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payable arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended-term payables was $135.6 million as of December 31, 1998. The company was charged interest for the extended period at rates reflecting then-current market conditions in Korea. The extended-term payables were settled as part of the prepackaged plan of reorganization.

   In April 1997, the company entered into a sale-leaseback transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois plant and in its Reynosa and Juarez, Mexico facilities. The company's payment obligations were fully guaranteed by LGE. During 1998, as a part of the operational restructuring, the company determined it would be idling a substantial portion of the equipment subject to the leaseback, thereupon causing an event of default under the lease. Following negotiations with the lessor and its lenders, in July 1998, LGE made a settlement payment of $90.1 million under its guarantee of the company's obligation, and as a result, LGE controlled the lessor and indirectly owned the equipment subject to the leverage leases.

   The company was obligated for the repayment of this settlement amount to LGE. As a result, the company's December 31, 1998 financial statements reflect a $90.1 million short-term debt with LGE, a $21.3 million receivable from LGE and a loss on termination of the lease of $68.8 million. The $21.3 million receivable from LGE represented the appraised fair value of the manufacturing equipment receivable from LGE.

   The company's December 31, 1999 financial statements do not reflect a receivable from LGE for the manufacturing equipment discussed above. This amount has been reduced as the company purchased equipment prior to its selling the equipment to third parties. As equipment previously included in the sale-leaseback was sold, the proceeds of such sales reduced the company's debt to LGE for such payment to $88.3 million, which was settled as part of the prepackaged plan of reorganization.

   Between November 1997 and February 1998, the company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through four lines of credit with various lenders. The credit lines were guaranteed by LGE, and during the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities; during the second quarter of 1999, LGE made payment under demands against a guarantee on $30.0 million. The accrued interest rate to LGE was the Reference Rate announced by Bank of America plus 2 percent per annum. The company's obligation to LGE for these payments was settled as part of the company's prepackaged plan of reorganization.

   In March 1998, the company entered into a secured credit facility with LGE which provided for borrowings of up to $45.0 million. The interest rate was LIBOR plus 6.5 percent per annum. The first such borrowing occurred in May 1998, and as of December 31, 1998, $30.0 was outstanding under this facility, such amount being settled as part of the plan of reorganization.

   The LGE new restructured senior note discussed below is in addition to the $60.0 million post-restructuring credit support provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties. The LGE $60.0 million facility contains covenants which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility provides for interest on borrowings at LIBOR plus 6.5 percent per annum. This facility is secured by a first lien on the company's VSB technology. As of December 31, 1999, this facility had not been utilized.

   As part of the company's prepackaged plan of reorganization, LGE received the LGE new restructured senior note as settlement of certain LGE claims. This note provides for interest to be accrued at LIBOR plus 6.5 percent per annum, with interest added to the principle amount of the note if certain financial ratios are not met. The note, which matures on November 1, 2009, is secured by a first lien on all assets leased to the company and its subsidiaries pursuant to the leveraged leases and transferred to the company pursuant to the restructuring agreement. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions. As of December 31, 1999, the balance of the note outstanding was $124.6 million.

   As of December 31, 1999, accounts payable included $41.1 million to LGE and its affiliates. The December 31, 1999 balance includes $39.5 million payable to LGE related to the transfer of the company's Reynosa, Mexico manufacturing subsidiaries and related operations and assets, which were transferred to an affiliate of LGE on January 1, 2000. The amount of receivables from LGE and its affiliates was $12.4 million as of December 31, 1999.

   In return for LGE providing support for certain financing activities of the company entered into in April 1997, the company granted options to LGE to purchase 3,965,000 common shares of the company at an exercise price of $0.01 per share, exercisable over time. In 1998, 2,219,000 of LGE's stock options were canceled, and in 1999, 1,746,000 vested options were canceled as part of the prepackaged plan of reorganization.

   Other Items: The company currently leases space from an LGE subsidiary in Huntsville, Alabama, for its Parts and Service group and in Ontario, California, for a warehouse. The company leased space from an LGE subsidiary in San Jose, California, for its Network Systems group in 1998 and 1997. Lease payments, at market rates, for these facilities were approximately $0.7 million for 1999.

   The company believes that the transactions between the company and LGE have been conducted on terms no less favorable to the company than could have been obtained with unrelated third parties.

   Mr. Woods, the president and CEO of the company from November 1999, is an employee of LGE and receives his compensation from LGE. Such compensation totaled approximately $57,700 from November 1999 to December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. The following Consolidated Financial Statements of Zenith Electronics Corporation, the Report of Independent Public Accountants, and the Unaudited Quarterly Financial Data are included in this report:

       Statements of Consolidated Operations and Retained Earnings -- Years ended December 31, 1999, 1998 and 1997

       Consolidated Balance Sheets--December 31, 1999 and 1998

       Statements of Consolidated Cash Flows --
       Years ended December 31, 1999, 1998 and 1997

       Notes to Consolidated Financial Statements

       Report of Independent Public Accountants

       Unaudited Quarterly Financial Information

   (a) 2. The following consolidated financial statement schedule for Zenith Electronics Corporation is included in this report:

       Schedule II--Valuation and Qualifying Accounts

   The Report of Independent Public Accountants on Financial Statement
Schedule is included in this report.

   All other schedules for which provision is made in Regulation S-X of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   3. Exhibits:

  (2a) Form of Prepackaged Plan of Reorganization of Zenith Electronics Corporation Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2a to the company's Registration Statement on Form S-4, file no. 333-61057)

  (3a) Amended and Restated Certificate of Incorporation of the company dated as of November 9, 1999

  (3b) Amended and Restated By-laws of the company as adopted November 9, 1999

  (4a) Credit Agreement among Zenith Electronics Corporation, as Borrower, the Lenders Signatory Hereto, Citibank, N.A. as Issuing Bank and Citicorp North America, Inc. as Agent for the Issuing Bank and the Lenders, dated as of November 9, 1999

  (4b) Floating Rate Senior Secured Note Due November 1, 2009 in the amount of $126,236,578.33 and dated as of November 9, 1999, issued by Zenith Electronics Corporation in favor of LG Electronics Inc.

  (4c) $60,000,000 Credit Agreement between Zenith Electronics Corporation, as Borrower, and LG Electronics Inc., as Lender dated as of November 9, 1999

  (4d) Indenture dated as of November 9, 1999 for 8.19% Senior Debentures Due 2009, Zenith Electronics Corporation as Issuer, Bank One Trust Company, NA as Trustee

*(10a) Form of Indemnification Agreement with Officers and Directors
       (incorporated by reference to Exhibit 8 to the company's Annual Report on Form 10-K for the year ended December 31, 1989)

*(10b) Directors Retirement Plan and form of Agreement (incorporated by reference to Exhibit 10 to the company's Annual Report on Form 10-K for the year ended December 31, 1989)

*(10c) Form of Amendment, dated as of July 24, 1991, to Directors Retirement
       Plan and form of Agreement (incorporated by reference to Exhibit 10f to the company's Quarterly Report on Form 10-Q for the period ended June 29, 1991)

*(10d) Supplemental Executive Retirement Income Plan effective as of January 1, 1994 (incorporated by reference to Exhibit 10ab to the company's Annual Report on Form 10-K for the year ended December 31, 1994)

*(10e) Restated and Amended Zenith Salaried Retirement Savings Plan (incorporated by reference to Exhibit 10j to the company's Annual Report on Form 10-K for the year ended December 31, 1997)

 *(10f) Employment Agreement, dated January 1, 1997, between Richard F. Vitkus and Zenith Electronics Corporation (incorporated by reference to Exhibit 10q to the company's Annual Report on Form 10-K for the year ended December 31, 1996)

 (10g) Agreement between Jay Alix & Associates and Zenith Electronics Corporation, as amended (incorporated by reference to Exhibit 10s to the company's Annual Report on Form 10-K for the year ended
        December 31, 1997)

*(10h) Performance Optimization Plan Agreement, dated April 7, 1997, between Richard F. Vitkus and Zenith Electronics Corporation (incorporated by reference to Exhibit 10ad to the company's Annual Report on Form 10-K for the year ended December 31, 1997)

 *(10i) Employment Agreement, dated January 12, 1998, between Jeffrey P.
        Gannon and Zenith Electronics Corporation (incorporated by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ended March 27, 1998)

  (10j) Restructuring Agreement dated August 7, 1998, between Zenith Electronics Corporation and LG Electronics, Inc. (incorporated by reference to Exhibit 10ah to the company's Registration Statement on Form S-4, file no. 333-61057)

*(10k) Amended and Restated Employment Agreement, dated October 2, 1998, between Zenith Electronics Corporation and Richard F. Vitkus (incorporated by reference to Exhibit 10ai to the company's Registration Statement on Form S-4, file no. 333-61057)

 *(10l) Amendment dated August 7, 1998, to Employment Agreement between Zenith
        Electronics Corporation and Jeffrey P. Gannon (incorporated by reference to Exhibit 10aj to the company's Registration Statement on Form S-4, file no. 333-61057)

 (10m) First Amendment to the Amended and Restated Restructuring Agreement between Zenith Electronics Corporation and LG Electronics Inc., dated as of September 15, 1999

 (10n) Amended and Restated Stock and Asset Purchase Agreement between Zenith Electronics Corporation and LG Electronics Alabama, Inc. dated as of November 9, 1999

  (18) Letter re change in accounting principle (incorporated by reference to Exhibit 18 to the company's Quarterly Report on Form 10-Q for the period ended June 28, 1997)

  (21)  Subsidiaries of the company

  (23)  Consent of Independent Public Accountants

  (27)  Financial Data Schedule for the Year ended December 31, 1999
--------
*Represents a management contract, compensation plan or arrangement.

   (b) Reports on Form 8-K

   On November 23, 1999, the company filed a Form 8-K reporting under Item 5 reporting its exit from the bankruptcy proceeding and the resignation of Jeffrey P. Gannon as president and chief executive officer and his succession in these positions by Ian G. Woods.

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

                                          Zenith Electronics Corporation
                                          (Registrant)

                                                      /s/ Ian G. Woods
                                          By: _________________________________
                                                        Ian G. Woods
                                               President and Chief Executive
                                                          Officer

                                          Date: March 30, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

           /s/ Ian G. Woods            President and Chief          March 30, 2000
______________________________________  Executive Officer
             Ian G. Woods               (Principal Executive
                                        Officer)

        /s/ Edward J. McNulty          Chief Financial Officer      March 30, 2000
______________________________________  (Principal Financial
          Edward J. McNulty             Officer)

       /s/ Lawrence D. Panozzo         Director of Corporate        March 30, 2000
______________________________________  Accounting and Planning
         Lawrence D. Panozzo            (Principal Accounting
                                        Officer)

           /s/ Cha Hong Koo            Chairman of the Board        March 30, 2000
______________________________________
         Cha Hong (John) Koo

         /s/ Seung Pyeong Koo          Director                     March 30, 2000
______________________________________
           Seung Pyeong Koo

             /s/ Nam Woo               Director                     March 30, 2000
______________________________________
               Nam Woo

                   INDEX TO FINANCIAL STATEMENTS AND EXHIBITS

Consolidated Financial Statements
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
Unaudited Quarterly Financial Data
Report of Independent Public Accountants on Financial Statement Schedule
Financial Statement Schedule:
Schedule II--Valuation and Qualifying Accounts

Exhibits:

(21)Subsidiaries of the company
(23)Consent of Independent Public Accountants
(27)Financial Data Schedule for the Year ended December 31, 1999

                       CONSOLIDATED FINANCIAL STATEMENTS

                         ZENITH ELECTRONICS CORPORATION

     STATEMENTS OF CONSOLIDATED OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                  In millions

                                                      Year Ended December 31
                                                     --------------------------
                                                      1999     1998      1997
                                                     -------  -------  --------
Net sales..........................................  $ 833.9  $ 984.8  $1,173.1
                                                     -------  -------  --------
Costs, Expenses and Other:
  Cost of products sold............................    752.0    905.5   1,180.5
  Selling, general and administrative..............     95.1    126.6     178.3
  Engineering and research.........................     29.8     39.1      42.9
  Other operating expense (income), net (Notes One,
   Four and Ten)...................................    (37.9)   (43.0)     42.4
  Restructuring charges (Note Seven)...............     19.5    202.3       --
                                                     -------  -------  --------
Operating loss.....................................    (24.6)  (245.7)   (271.0)
Gain (loss) on asset sales, net....................      4.1     16.6      (4.6)
Interest expense (contractual interest for 1999 was
 ($9.7)) (Note Two)................................     (8.3)   (14.6)    (11.9)
Interest expense--related party (contractual
 interest for 1999 was ($35.2)) (Notes Two and
 Six)..............................................    (31.0)   (29.7)    (13.6)
Interest income....................................      1.4      0.9       0.9
                                                     -------  -------  --------
Loss before reorganization items, income taxes and
 extraordinary item................................    (58.4)  (272.5)   (300.2)
Reorganization Items (Note Seven):
  Professional fees................................     (2.4)     --        --
  Write off deferred debt issuance costs...........     (1.3)     --        --
                                                     -------  -------  --------
Loss before income taxes and extraordinary item....    (62.1)  (272.5)   (300.2)
Income taxes (credit) (Note Eight).................      2.0      3.0      (0.8)
                                                     -------  -------  --------
Loss before extraordinary item.....................    (64.1)  (275.5)   (299.4)
Extraordinary gain (Note Two)......................     70.2      --        --
                                                     -------  -------  --------
Net income (loss)..................................  $   6.1  $(275.5) $ (299.4)
                                                     =======  =======  ========
Retained Earnings (Deficit)
  Balance at beginning of year.....................  $(937.2) $(661.7) $ (362.3)
  Net income (loss)................................      6.1   (275.5)   (299.4)
                                                     -------  -------  --------
  Retained earnings (deficit) at end of year.......  $(931.1) $(937.2) $ (661.7)
                                                     =======  =======  ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         ZENITH ELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  In millions, except share and per share data

                                                                December 31
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                           Assets
Current Assets
  Cash....................................................... $   --   $   --
  Receivables, net of allowance for doubtful accounts of
   $23.5 and $42.0, respectively.............................    99.9    127.0
  Receivable from related party (Note Six)...................    12.4      8.5
  Inventories (Note Eleven)..................................    78.7     84.2
  Other......................................................    30.7     10.8
                                                              -------  -------
    Total current assets.....................................   221.7    230.5
Property, plant and equipment, net (Note Thirteen)...........     7.8     50.2
Property held for disposal (Notes One and Seven).............    43.1     43.0
Receivable from related party (Note Fourteen)................     --      21.3
Other non-current assets.....................................     6.4      5.0
                                                              -------  -------
    Total assets............................................. $ 279.0  $ 350.0
                                                              =======  =======
            Liabilities and Stockholders' Equity
Current Liabilities
  Short-term debt (Note Fifteen)............................. $  41.0  $  47.8
  Short-term debt with related party (Note Six)..............     --     192.1
  Current portion of long-term debt (Note Sixteen)...........     --       5.8
  Accounts payable...........................................    56.8     48.1
  Accounts payable with related party (Note Six).............    41.1    136.1
  Compensation and retirement benefits (Note Seventeen)......    26.2     35.7
  Product warranties.........................................    18.3     17.8
  Co-op advertising and merchandising programs...............    14.0     23.7
  Restructuring costs (Note Seven)...........................    18.4     31.3
  Income taxes payable.......................................     5.1      4.2
  Other accrued expenses.....................................    52.8     59.3
                                                              -------  -------
    Total current liabilities................................   273.7    601.9
Long-term liabilities........................................     --       3.6
Long-term liabilities with related party (Note Six)..........     --      11.2
Long-term debt (Note Sixteen)................................    39.1     97.8
Long-term debt with related party (Note Sixteen).............   124.6      --

Stockholders' Equity
  Preferred stock, none authorized in 1999; $1 par value;
   8,000,000 shares authorized; none outstanding in 1998.....     --       --
  Common stock, $.01 par value; 1,000 shares authorized and
   outstanding in 1999; $1 par value; 150,000,000 shares
   authorized; 67,630,628 shares issued in 1998..............     --      67.6
  Old additional paid-in capital.............................   572.7    506.8
  New additional paid-in capital.............................   200.0      --
  Retained earnings (deficit)................................  (931.1)  (937.2)
  Cost of 105,181 common shares in treasury in 1998..........     --      (1.7)
                                                              -------  -------
    Total stockholders' equity (Note Twelve).................  (158.4)  (364.5)
                                                              -------  -------
      Total liabilities and stockholders' equity............. $ 279.0  $ 350.0
                                                              =======  =======


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        ZENITH ELECTRONICS CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  In millions

                                                Increase (Decrease) in Cash
                                                   Year Ended December 31
                                                ------------------------------
                                                  1999      1998       1997
                                                --------- ---------  ---------
Cash Flows from Operating Activities
Net income (loss), including reorganization
 items........................................  $    6.1   $ (275.5)  $ (299.4)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operations:
 Depreciation.................................      15.4       31.2       38.0
 Non-cash restructuring charges/ charge for
  asset impairment............................       --       144.6       63.7
 Employee retirement plan contribution made in
  stock.......................................       --         --         4.9
 (Gain) loss on asset sales, net..............      (4.1)     (16.6)       4.6
 Charge for donated services..................       --         --         2.2
 Other........................................      (5.3)       1.5        0.5
 Extraordinary gain on debt retirement........     (70.2)       --         --
 Changes in assets and liabilities:
 Current accounts.............................     (11.4)     (47.4)     260.1
 Other assets.................................       8.1        3.3        3.6
 Other liabilities............................      (3.4)       6.9        7.6
                                                --------  ---------  ---------
Net cash provided (used) by operating
 activities...................................     (64.8)    (152.0)      85.8
                                                --------  ---------  ---------
Cash Flows from Investing Activities
 Capital additions............................      (4.1)      (8.1)     (69.5)
 Capital additions purchased from related
  party.......................................       --        (0.3)     (13.0)
 Proceeds from asset sales....................      49.2       57.4      187.7
 Transferor certificates decrease (increase)..       --       110.7     (110.7)
 Distribution of investor certificates........       --       (41.0)     (84.0)
                                                --------  ---------  ---------
Net cash provided (used) by investing
 activities...................................      45.1      118.7      (89.5)
                                                --------  ---------  ---------
Cash Flows from Financing Activities
 Short-term borrowings, net...................      21.4       77.8       25.0
 Proceeds from issuance of long-term debt.....       --         --        45.0
 Proceeds from issuance of common stock, net..       --         --         1.1
 Principal payments on long-term debt.........      (1.7)     (44.5)     (67.4)
                                                --------  ---------  ---------
Net cash provided by financing activities.....      19.7       33.3        3.7
                                                --------  ---------  ---------
Cash
 Increase (decrease) in cash..................       --         --         --
 Cash at beginning of year....................       --         --         --
                                                --------  ---------  ---------
 Cash at end of year..........................  $    --   $     --   $     --
                                                ========  =========  =========
Increase (decrease) in cash attributable to
 changes in current accounts:
 Receivables, net.............................  $   23.2  $  (113.8) $   186.6
 Income taxes.................................       0.9        3.5       (0.6)
 Inventories..................................       5.5       79.7       90.2
 Other current assets.........................     (19.9)      10.5       (9.7)
 Accounts payable and accrued expenses........     (21.1)     (27.3)      (6.4)
                                                --------  ---------  ---------
Net change in current accounts................   $ (11.4) $   (47.4) $   260.1
                                                ========  =========  =========
Supplemental disclosure of cash flow
 information-
Cash paid (refunded) during the year for:
 Interest.....................................   $  45.1    $  38.1     $ 24.8
 Income taxes.................................       --        (0.8)      (9.3)
Non-cash activity:
 Asset and additional paid-in capital recorded
  related to guarantee fee....................  $    --   $     --   $    39.7
 Liability recorded related to deferred gain
  on sale-leaseback...........................       --         --        10.2
 Exchange of 6 1/4% subordinated debentures
  due 2011 for 8.19% senior notes due 2009....     103.5        --         --
 Exchange of short-term debt and extended-term
  payables, both with related party, for
  stockholders' equity........................     200.0        --         --
 Exchange of short-term debt and long-term
  liabilities for restructured senior notes,
  all with related party......................     126.2        --         --

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        ZENITH ELECTRONICS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note One--Significant Accounting Policies: Nature of operations: The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--is composed of two major product segments: Consumer Electronics, which includes the design, development and marketing of video products (including color television sets and other consumer products) along with parts and accessories for such products and purchased VCRs, all of which are sold principally to retail dealers in the United States and to retail dealers and wholesale distributors in the United States and foreign countries; and Network Systems, which designs, develops and markets digital set top boxes, which are sold primarily to satellite systems operators, telecommunications companies and other commercial users of these products.

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

   Properties and depreciation: Property, plant and equipment is stated at cost. Machinery and equipment, with lives of eight years or more, are depreciated using the straight-line method over their useful lives, which range from 8 to 12 years. Prior to 1999, accelerated methods were used for depreciation of all other machinery and equipment items; however, beginning in 1999, the straight-line method is also used for these items, which have useful lives ranging from 4 to 5 years. Buildings are depreciated using the straight-line method over their useful lives, which range from 10 to 33 years.

   Property held for disposal is reported at the lower of carrying amount or fair value, less estimated cost to sell, and is not depreciated. This property includes certain facilities and land no longer used in the company's operations and property and equipment to be transferred to an affiliate. See Notes Seven and Thirteen for additional information on property held for disposal.

   Rental expenses under operating leases were $13.3 million, $19.9 million, and $20.7 million in 1999, 1998 and 1997, respectively.

   Future minimum lease payments required under operating leases are $6.6 million in 2000, $2.0 million in 2001, $1.8 million in 2002, $1.5 million in 2003 and $0.8 million in 2004 and beyond.

   The company capitalizes interest on major capital projects. The company capitalized no interest in 1999 and 1998 and $4.1 million of interest in 1997.

   Engineering, research, product warranty and other costs: Engineering and research costs are expensed as incurred. Estimated costs for product warranties are provided at the time of sale based on experience factors. The costs of co-op advertising and merchandising programs are also provided at the time of sale.

   Foreign currency: The company uses the U.S. dollar as the functional currency for all foreign subsidiaries. Foreign exchange gains and losses are included in other operating expense (income) and were not material in 1999, 1998 and 1997.

                        ZENITH ELECTRONICS CORPORATION

   Impairment of Long-lived Assets: The company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events or circumstances indicate the carrying value of an asset may be impaired, the company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset carrying value is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. See Notes Four and Seven for additional information.

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

   Derivative Instruments and Hedging Activities: The Financial Accounting Standards Board issued FAS No. 133--Accounting for Derivative Instruments and Hedging Activities--in June 1998. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated statement of financial position and measure those instruments at fair value. This statement, as amended by FAS No. 137, is effective for all quarters of all fiscal years beginning after June 15, 2000. The adoption of this statement will not have a significant impact on the consolidated financial statements of the company.

   Note Two--Plan of Reorganization: On August 23, 1999, the company filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the District of Delaware. At the time of its filing, the company had already solicited and received approval of its prepackaged plan of reorganization by holders of the company's 6 1/4 percent subordinated debentures due 2011, LGE Electronics Inc. ("LGE") and Citibank, as secured creditors.

   On November 5, 1999, the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the company's prepackaged plan of reorganization. On November 9, 1999, the company satisfied certain conditions precedent to the plan's effectiveness, declared the prepackaged plan effective and emerged from the bankruptcy proceeding.

   On November 9, 1999, as a result of the company's prepackaged plan of reorganization,

     (i) LGE exchanged approximately $165.7 million of its claims for restructured senior notes, interest on which is payable in kind under certain circumstances,

     (ii) the company's $103.5 million of 6 1/4 percent subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million of new 8.19 percent senior debentures maturing in November 2009, which when recorded at fair value of $39.1 million, resulted in the recognition of an extraordinary gain of approximately $70.2 million,

     (iii) the company entered into a three-year $150.0 million exit financing facility with a bank group for which Citicorp North America was the agent,

     (iv) the company and LGE entered into a new $60.0 million credit facility,

     (v) $39.5 million of the restructured senior notes referred to above were settled by the transfer of the company's production facility located in Reynosa, Mexico to an affiliate of LGE on January 1, 2000,

                        ZENITH ELECTRONICS CORPORATION

     (vi) the company's old common stock and treasury stock were canceled, thereby increasing old additional paid-in capital (no distribution was made to any holders as a result of their shares)

     (vii) the company's articles of incorporation and by-laws were amended, and

     (viii) LGE converted $200.0 million of the company's debt and extended-term payables with LGE into 100 percent of the company's new common stock, and as a result, the company became a wholly-owned subsidiary of LGE.

   The impact of the above transactions on the company's financial statements is as follows (in millions):

Entry to record settlement of debt:
  Short-term debt with LGE....................................... $220.3
  Current maturities of convertible debentures...................   11.5
  Extended-term payables with LGE................................  117.5
  Accrued interest...............................................   22.3
  Other accrued expense..........................................    0.5
  Convertible debentures.........................................   92.0
  Long-term liabilities with LGE.................................   10.9
    Accounts payable with LGE....................................        $ 39.5
    New senior debentures ($50.0 due at maturity)................          39.1
    Restructured senior note with LGE............................         126.2
    New additional paid-in capital...............................         200.0
    Extraordinary gain...........................................          70.2
Entry to record cancellation of Old common stock:
  Old common stock ($1 par value)................................ $ 67.6
    Old additional paid-in capital...............................        $ 65.9
    Treasury stock...............................................           1.7

   During 1996, the company signed a multi-year agreement with the Americast programming venture ("Americast") to provide digital set-top boxes to that consortium of telecommunications companies. In late 1998, the agreement was renegotiated, and among other things, called for Americast to escrow $7.5 million that would revert to the company after its successful emergence from bankruptcy. As the company's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the District of Delaware on November 5, 1999, the company anticipates collecting the escrow and recording it as other income in 2000. See Note Twenty for subsequent event.

   Interest expense was $39.3 million for 1999; contractual interest was $44.9 million for 1999. The $5.6 million difference reflects the suspension of contractual interest on the 6 1/4 percent subordinated debentures and unsecured and partially secured debt with LGE as a result of the Chapter 11 filing from the date of the prepackaged plan and, in accordance with SOP 90-7, suspension of interest expense accruals.

   Note Three--Liquidity and Financial Condition: The Company has incurred net losses before extraordinary item of $64.1 million, $275.5 million and $299.4 million in 1999, 1998 and 1997, respectively. In addition, the company had a negative working capital position of $52.0 million as of December 31, 1999. The company believes that, giving effect to (i) the Citicorp three-year exit facility and the LGE credit support discussed in Note Fifteen and (ii) the company's cash flow from operations, that the established levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements. However, such belief is based upon various assumptions, including those underlying its conversion from a manufacturing and distributing company to a sales, marketing and

                        ZENITH ELECTRONICS CORPORATION
research and development company which relies upon outsourced products. The company's access to available funds from the Citicorp three-year exit facility and the LGE credit support is conditioned upon continued compliance with certain financial covenants in fiscal year 2000. In addition to its $60.0 million credit support, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit line.

   Note Four--Impairment of Long-lived Assets: In 1999, there was no impairment of long-lived assets. In 1998, impairment of long-lived assets was related to the company's operational restructuring plan and, as a result, such charges were included in restructuring expense. See Note Seven for further discussion.

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

   The impairment related primarily to the company's assets associated with its color picture tube (CPT) and computer display tube (CDT) plant at Melrose Park, Illinois and certain assembly plant operations in Reynosa, Mexico. An accumulation of many adverse circumstances during 1997 called into question the recovery of the carrying values of Melrose Park including: the company's decision to exit from 19"/20" tube production; unrecoverable new capital costs significantly in excess of plans ($118.0 million v. $81.0 million) for partial plant automation and new CDT production capability; the inability to produce the new CDTs either technologically or economically; sudden adverse market developments in 15"-CDT demand and 15"/17"-CDT pricing; and persistent historic and projected operating cash flow losses along with the need for continuing maintenance capital investment.

   Further, at the Reynosa, Mexico assembly plant, certain facts indicated potential impairment: its exit from small television assembly; the relocation of certain parts/service operations to Huntsville, Alabama; and the planned vacating of certain buildings on site. These factors during 1997, coupled with historic and projected operating cash flow losses and the need for continuing maintenance capital indicated that an impairment existed in the company's Consumer Electronics manufacturing assets.

   During the third quarter of 1997, the company recorded a charge of $10.0 million related to (i) assets that were sold or scrapped as a result of the company's decision to phase out of its printed circuit board operation, (ii) assets that were sold or scrapped as a result of the company's decision not to develop the proposed large-screen picture tube plant in Woodridge, Illinois and (iii) a building in Canada that was sold in December 1997. The amount of the charge is included in other operating expense (income).

   The impairment charges discussed above are based upon management and third party estimates of the recoverability of long-lived assets and the fair value of the related assets.

   Note Five--Accounting Change: During 1997, the company changed its accounting policy for most tooling expenditures. The old policy was to charge most tooling expenditures to expense in the period acquired. The new policy is to defer the tooling charges incurred subsequent to March 29, 1997, over a 20-month period in order to more appropriately match the costs with their period of benefit. The accounting policy for picture tube tooling remains the same, which is to amortize that tooling over a four-year period. This change was accounted for as a change in accounting estimate affected by a change in accounting principle and was accounted for on a prospective basis. The change decreased tooling expense by $8.9 million in 1997.

                        ZENITH ELECTRONICS CORPORATION

   Note Six--Related Party: In November 1995, LGE and an affiliate of LGE purchased a majority of the shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As a result of the approval of the prepackaged plan of reorganization in November 1999, LGE owned 100 percent of the common stock of the company as of December 31,1999.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during 1999, 1998 and 1997.

   Product purchases: In the ordinary course of business, the company purchases VCRs, television-VCR combinations and components from LGE and its affiliates. The company purchased $52.7 million, $50.7 million and $93.3 million of these items in 1999, 1998 and 1997, respectively. The purchase prices were the result of negotiations between the parties and were consistent with third party bids.

   In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sells and ships VCRs directly to the company's two largest customers and pays the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. The license fee payable by LGE is comparable to licensing rates charged by the company to unrelated parties. During 1999 and 1998, the company accrued approximately $1.7 million and $1.5 million, respectively, in royalties for the use of the company's brand names pursuant to this direct shipment program. A similar arrangement was entered into in April 1997, in Canada where LGE's Canadian affiliate sells Zenith-branded VCRs under a license from the company. Pursuant to that arrangement, the company accrued approximately $0.5 million in 1999, $0.3 million in 1998 and less than $60,000 in 1997.

   Equipment purchases: The company purchased approximately $0.3 million and $13.0 million of production machinery and equipment from LGE during 1998 and 1997, respectively. The machinery and equipment in 1997 related primarily to new production lines in the company's picture tube plant for the manufacture of computer display tubes. No machinery and equipment was purchased from LGE in 1999, although $11.8 million of equipment rights pertaining to the sale-leaseback transaction discussed below were reclassified to property, plant and equipment in 1999, of which $3.8 million is included in machinery and equipment and $8.0 million is included in property held for disposal.

   Product and other sales: The company sold televisions, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales in 1999, 1998 and 1997 by the company to LGE and its affiliates were $33.2 million, $53.6 million and $55.1 million, respectively.

   In December 1996, the company entered into a distributor agreement with an LGE subsidiary whereby LGE became the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's products in Mexico. During 1999, 1998 and 1997, the company's sales to the LGE Canadian subsidiary were $15.8 million, $27.3 million and $25.5 million, respectively. During 1999, 1998 and 1997, the company's sales to the LGE Mexican subsidiary were $17.4 million, $19.6 million and $16.8 million, respectively. These amounts are included in the sales figures discussed above.

   Included in the financial statements are $12.4 million and $8.5 million of related party receivables from LGE and its affiliates as of December 31, 1999 and 1998, respectively. The balances represent $2.2 million and $2.7 million of receivables related to license and warranty fees from direct shipment of VCRs as of December 31,

                        ZENITH ELECTRONICS CORPORATION

1999 and 1998, respectively. The remaining balances of $10.2 million and $5.8 million relate primarily to sales, in the ordinary course of business, of televisions, picture tubes, yokes and other manufactured subassemblies during 1999 and 1998, respectively.

   Technical agreements: The company and LGE are currently operating under several technology agreements and licenses, including: LGE engineering support for HDTV development and related technical and intellectual property; technology and patent licenses to LGE to develop flat tension mask products; and agreements granting LGE the right to use the company's patents on television tuners. LGE's payments in 1999, 1998 and 1997 to the company under these agreements and licenses were $0.4 million, $0.4 million and $0.6 million, respectively.

   An affiliate of LGE has licensed certain technological information from Zenith relating to the manufacture of VSB modulation equipment under a 1998 agreement. That agreement allows the LGE affiliate to use technical information and design schematics as the basis for further development of commercial products. Under the agreement, Zenith received $0.3 million in 1998 in up-front payments and additional royalty payments per unit sold by the LGE affiliate based on Zenith's design. No additional amount was accrued for these royalty payments in 1999. This agreement does not include a license on the VSB patent.

   In September 1997, the company and LGE entered into a High Definition TV Receiver Project Agreement. As called for in the agreement, the company received $4.5 million from LGE toward funding for the project. In return, LGE was to receive a percentage of applicable royalties the company anticipated receiving until such time as LGE had received the $4.5 million. This obligation was included in long-term liabilities to related party in 1998 and was settled as part of the prepackaged plan of reorganization.

   Service Assistance: In 1999 and 1998, employees of LGE provided certain services to the company that were covered under various agreements. The cost of these services was $0.2 million and $1.5 million in 1999 and 1998, respectively.

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

   In late December 1997, the company entered into an agreement with an LGE affiliate pursuant to which certain software development, design and support services are provided. Projects under the agreement include the company's Year 2000 Readiness support. Payments to the affiliate were $1.3 million, $1.1 million and $0.1 million in 1999,1998 and 1997, respectively.

                        ZENITH ELECTRONICS CORPORATION

   Interest Expense: A summary of the interest expense (in millions) and associated effective weighted average annual rates for related party transactions is as follows:

                                                        1999     1998     1997
                                                      Interest Interest Interest
                                                      Expense  Expense  Expense
                                                      -------- -------- --------
   Extended accounts payable with LGE................  $10.1    $15.1    $ 9.6
   Amortization of stock options.....................    0.8      5.1      4.0
   Leveraged lease claims............................    6.0      4.0      --
   Reimbursement claims..............................    8.2      3.3      --
   Secured credit facility...........................    3.6      2.2      --
   LGE new restructured senior note..................    2.3      --       --
                                                       -----    -----    -----
     Total related party interest expense............  $31.0    $29.7    $13.6
                                                       =====    =====    =====
                                                        1999     1998     1997
                                                      Interest Interest Interest
                                                        Rate     Rate     Rate
                                                      -------- -------- --------
   Extended accounts payable with LGE................    7.6%    13.4%     7.9%
   Leveraged lease claims............................    9.3%    12.3%     N/A
   Reimbursement claims..............................   10.3%    10.5%     N/A
   Secured credit facility...........................   12.2%    12.2%     N/A
   LGE new restructured senior note..................   12.1%     N/A      N/A

   Total accounts payable with related party included $41.1 million and $136.1 million to LGE and its affiliates as of December 31, 1999 and 1998, respectively. The December 31, 1999 balance includes $39.5 million payable to LGE related to the transfer of the company's Reynosa, Mexico manufacturing subsidiaries and related operations and assets, which were transferred to an affiliate of LGE on January 1, 2000. In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payable arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended-term payables was $135.6 million as of December 31, 1998. The company was charged interest for the extended period at rates reflecting then-current market conditions in Korea. The extended-term payables were settled in cash and the remainder as part of the prepackaged plan of reorganization.

   In return for LGE providing support for certain financing activities of the company entered into in April 1997, the company granted options to LGE to purchase 3,965,000 common shares of the company at an exercise price of $0.01 per share. These options were exercisable over a 12- 1/2 year period with 793,000 options vesting in each of the first three years. In 1998, the balance of 2,219,000 of LGE's stock options was canceled. The accounting for these stock options was based upon their fair value with that fair value being amortized straight-line to interest expense over the term of the associated commitments. The quoted market price of the stock at the time of issuance was $10.00 per share, which was used as the fair value of the options. The portions of the deferred financing charges applicable to the sale-leaseback transaction and the receivable securitization were written off in the third quarter of 1998 as part of the restructuring charge discussed in Note Seven. The vested stock options were canceled as part of the prepackaged plan of reorganization.

   See Notes Fourteen, Fifteen and Sixteen for discussion of the leveraged lease claims, the Reimbursement claims, the Secured Credit Facility and the LGE New Restructured Senior Note.

   Other Items: The company currently leases space from LGE subsidiaries in Huntsville, Alabama, for its Parts and Service group and in Ontario, California, for a warehouse. The company leased space from an LGE

                         ZENITH ELECTRONICS CORPORATION
subsidiary in San Jose, California, for its Network Systems group in 1998 and 1997. Lease payments, at market rates, for these facilities were approximately $0.7 million in 1999, $0.6 million in 1998 and $0.3 million in 1997.

   Note Seven--Restructuring and Other Charges: The company's current business plan requires that it close and dispose of all, or substantially all, of its manufacturing facilities and outsource all, or substantially all, product lines. The company intends to transform itself from an integrated manufacturer and distributor of consumer electronic products into a sales, distribution, marketing and technology company.

   During 1999, the company recorded $19.5 million of restructuring charges, primarily related to costs associated with (i) work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization ($11.1 million); (ii) severance and other employee costs ($5.5 million) and plant closure costs ($2.9 million). In addition, for the period from the filing of the prepackaged plan of reorganization on August 23, 1999 to November 9, 1999, the company incurred $2.4 million of professional fees for purposes discussed above, which was included in reorganization items. Deferred debt issuance costs ($1.3 million) related to debt restructured pursuant to the prepackaged plan of reorganization were also written off and included in reorganization items.

   A summary of the restructuring and reorganization charges recorded in 1999 is as follows (in millions):

                                                          Cash
                                  Restructuring         Payments  Restructuring
                                   Reserve at    1999   and Asset  Reserve at
                                  Dec. 31, 1998 Charges Write-off Dec. 31, 1999
                                  ------------- ------- --------- -------------
Severance and other employee
 costs...........................     $15.4      $ 5.5   $(14.9)      $ 6.0
Plant closure and business exit
 costs...........................      15.0        2.9    (11.2)        6.7
Professional fees................       0.6       14.8    (10.0)        5.4
Other............................       0.3        --       --          0.3
                                      -----      -----   ------       -----
  Total restructuring and
   reorganization................     $31.3      $23.2   $(36.1)      $18.4
                                      =====      =====   ======       =====

   The $18.4 million reserve appears, at this time, to be adequate to cover the remaining costs of the restructuring activity identified at December 31, 1999.

   In addition, as of December 31, 1999 and 1998, the company had reserves for asset impairment of $86.1 million and $103.7 million, respectively, which were provided for in 1997 and 1998 and are included in fixed assets.

   During 1998, the company provided for impairment of assets and restructuring costs related to its operational restructuring plan. A summary of the restructuring charges recorded in 1998 is as follows (in millions):

                                 Restructuring                    Restructuring
                                  Charges at     Asset    Cash     Reserve at
                                   Inception   Write-off Payment  Dec. 31 1998
                                 ------------- --------- -------  -------------
Loss on termination of
 leveraged lease...............     $ 68.8      $ (68.8) $  --        $ --
Deferred financing charge/bank
 fee write-off.................       36.6        (34.5)   (2.1)        --
Accelerated amortization of
 deferred gain.................       (9.1)         9.1     --          --
Impairment of property, plant
 and equipment.................       47.2        (47.2)    --          --
Severance and other employee
 costs.........................       24.8          --     (9.4)       15.4
Plant closure and business exit
 costs.........................       18.8          --     (3.8)       15.0
Professional fees..............       11.5          --    (10.9)        0.6
Inventory write-downs..........        3.2         (3.2)    --          --
Other..........................        0.5          --     (0.2)        0.3
                                    ------      -------  ------       -----
  Total restructuring..........     $202.3      $(144.6) $(26.4)      $31.3
                                    ======      =======  ======       =====

                        ZENITH ELECTRONICS CORPORATION

   As described in Note Fourteen, the company incurred a $68.8 million loss in the third quarter on the termination of the leveraged lease on equipment at Melrose Park, Illinois and at Reynosa and Juarez, Mexico. The company's payment obligations under the lease were fully guaranteed by LGE, which made a negotiated settlement payment of $90.1 million in the third quarter to the lessor. The appraised value of the equipment was significantly less than the original investment value, thus resulting in the loss of $68.8 million. This loss was calculated as the difference between the $90.1 million liability to LGE for settlement of the lease obligation and the $21.3 million then-current value of the equipment.

   Of the $36.6 million expense for banking and deferred financing fees, $28.3 million of the fees related to the leveraged lease. (The former amount does not include the accelerated amortization of the remaining $9.1 million deferred gain related to the 1997 sale of assets into the leveraged lease.) Also, $3.9 million was related to the receivable securitization as discussed in Note Nineteen and $1.6 million was related to the credit facility with Citicorp that was amended in the third quarter of 1998. Additionally, the company incurred $2.8 million in banking and financing fees and expenses related to its continuing efforts to secure financing commitments.

   The impairment of property, plant, and equipment of $47.2 million related primarily to the company's commitment in 1998 to dispose of its manufacturing facilities. During the fourth quarter, the company identified and entered into agreements with various suppliers to outsource its product lines, thus enabling the company to commit to disposing of certain assets. As of December 31, 1998, the company had announced the closure of the Melrose Park, Illinois, Juarez, Mexico and Matamoros, Mexico manufacturing facilities, and that those assets were being held for disposal. Although the company continued to operate its Chihuahua, Mexico facility, at that time, it was seeking a buyer for the entire Network Systems business, which this facility supported. Thus, the Chihuahua property, plant, and equipment was also considered held for disposal. See Note Nine for the results of operations for the Networks Systems business.

   Property held for disposal was nearly the same as of December 31, 1999 and 1998 as a decrease resulting from the sale of all, or substantially all, assets at the company's Chihuahua, Juarez and Matamoros, Mexico facilities and most equipment at its Melrose Park, Illinois plant was offset by including in property held for disposal at December 31, 1999, the company's Reynosa, Mexico facility, which will be transferred to an affiliate of LGE at its fair value, which approximates the company's current carrying value, in exchange for the cancellation of certain of the company's obligations to LGE in January 2000.

   Impairment losses were calculated based on the excess of the carrying amount of assets over the assets' fair values. The fair values used in determining impairment losses were based upon management's estimates of expected sales proceeds and third-party appraisals and valuations, including management and third party estimates of potential environmental liabilities. The fair value estimates considered whether the assets were expected to be sold as going-concern operations or under orderly liquidation. Previously, the fair value estimates for these assets reflected the company's continued use of the assets. The change in fair value estimates due to the company's commitment to dispose of certain assets resulted in the additional impairment charge incurred during the fourth quarter of 1998.

   It was anticipated that the implementation of the company's operational restructuring plan would result in the termination, at a cost of $22.9 million, of approximately 4,200 employees by December 31, 1999, primarily at the company's manufacturing facilities. During 1998, the Company terminated approximately 2,500 of these employees. These terminations resulted in expenditures of $7.5 million in 1998, with $15.4 million remaining to be paid in 1999. During 1999, the company reduced the number of employees by approximately an additional 2,850, incurring severance and other employee costs of $14.9 million and an additional provision of $5.5 million was recorded. Additionally, during 1998, the company incurred expenditures of $1.9 million to retain key management employees throughout the operational restructuring process.

                        ZENITH ELECTRONICS CORPORATION

   Included in the 1998 total $18.8 million of plant closure and business exit costs were $5.8 million of plant costs at the Melrose Park, Illinois facility incurred to maintain the property subsequent to the cessation of manufacturing activities. In addition, plant closure and business exit charges also reflected $2.1 million of legal costs, $2.1 million of duty payments related to plant equipment in Mexico that the company was selling or disposing of and a $1.5 million charge for the early termination of various leases. An additional charge of $2.9 million was incurred for payments given to Melrose Park employees to stabilize employment and maintain production after the announcement of the plant closure. Plant closure and business exit costs also included a $2.9 million charge related to management salaries and labor costs associated with the closure of facilities and $1.5 million of other exit/plant closure funds. The company incurred cash outlays of $3.8 million in 1998 for plant closure and business exit costs, and the company expected to incur additional cash outlays of $16.0 million in 1999 and 2000, of which $15.0 million was accrued as of December 31, 1998. During 1999, $11.2 million was expended on plant closure and business exit costs and an additional provision of $2.9 million was recorded.

   The $11.5 million charge for professional fees in 1998 reflected work performed by outside professionals to support the development of the company's operational and financial restructuring plans and its prepackaged bankruptcy proceeding.

   The company did not incur any restructuring costs during 1997.

   Note Eight--Income Taxes: The components of income taxes (credit) were as follows (in millions):

                                                 Year Ended December 31
                                                 ---------------------------
                                                  1999      1998      1997
                                                 -------   -------   -------
     Currently payable (refundable):
       Federal.................................. $   --    $   --    $   0.1
       State, local and foreign.................     2.0       3.0      (0.9)
                                                 -------   -------   -------
         Total income taxes (credit)............ $   2.0   $   3.0   $  (0.8)
                                                 =======   =======   =======

   The statutory federal income tax rate and the effective tax rate are compared below:

                                                 Year Ended December 31
                                                 ---------------------------
                                                  1999      1998      1997
                                                 -------   -------   -------
     Statutory federal income tax rate..........    35.0 %    35.0 %    35.0 %
     Foreign tax effects........................    (3.2)     (1.1)     (2.2)
     Tax benefits not recognized subject to
      future realization........................   (35.0)    (35.0)    (32.8)
                                                 -------   -------   -------
       Effective tax rate.......................    (3.2)%    (1.1)%     -- %
                                                 =======   =======   =======

                        ZENITH ELECTRONICS CORPORATION

   Deferred tax assets (liabilities) are comprised of the following (in millions):

                                                                 Year Ended
                                                                 December 31
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
     Loss carry-forwards...................................... $ 354.3  $ 398.8
     Inventory valuation......................................     8.5     15.6
     Property, plant and equipment valuation reserve..........    34.6     48.4
     Product warranty.........................................     9.0      8.7
     Merchandising............................................     5.8      7.1
     Bad debt reserves........................................     9.9     18.5
     Disallowed interest......................................    11.8     19.8
     Other....................................................    35.4     42.9
                                                               -------  -------
       Deferred tax assets....................................   469.3    559.8
                                                               -------  -------
     Depreciation.............................................     9.8      9.5
     Other--State, Local and Foreign..........................     --       4.2
                                                               -------  -------
       Deferred tax liabilities...............................     9.8     13.7
                                                               -------  -------
     Valuation allowance......................................  (459.5)  (546.1)
                                                               -------  -------
       Net deferred tax assets................................ $   --   $   --
                                                               =======  =======

   The valuation allowance was established because the realization of these assets cannot be reasonably assured, given the company's recurring losses.

   As of December 31, 1999, the company had $837.5 million of total net operating loss carry-forwards (NOLs) available for federal income tax purposes (which expire from 2004 through 2019) and unused tax credits of $2.7 million (which expire beginning in 2001).

   As discussed in Note Two, on November 5, 1999, the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the company's prepackaged plan of reorganization. On November 9, 1999, the company satisfied certain conditions precedent to the plan's effectiveness, declared the prepackaged plan effective and emerged from the bankruptcy proceeding. For federal income tax purposes, the company realized $213.0 million of cancellation of debt income. As a result, the company is required to eliminate its current tax operating loss, and a portion of its net operating loss carryovers. The net operating losses described above are those that remain after such reduction.

   The bankruptcy reorganization also caused an "ownership change" for federal income tax purposes under Section 382 of the Internal Revenue Code. This provision typically restricts the annual utilization of pre-change net operating losses by a formula, based on the value of the company on the change date, multiplied by the long-term tax-exempt rate, as published by the Internal Revenue Service, for the month in which the change occurs. In the case of an ownership change occurring in bankruptcy, special rules are provided under IRC Section 382(l)(5). Under this provision, the limitation described above does not apply if a former shareholder and certain creditors own more than fifty percent of the stock of the reorganized company. The company believes that the conditions of IRS Section 382(l)(5) are satisfied, such that limitation, except as described below, will not be imposed upon the net operating losses generated before the date of the bankruptcy.

   The company also experienced an "ownership change" when LGE purchased its initial investment in November 1995. As such, $420.0 million of the company's pre-November 1995 net operating losses are subject

                        ZENITH ELECTRONICS CORPORATION
to an annual limitation of $27.0 million per year under the general Section 382 rules. In addition, this limitation, appropriately modified, will also apply to the company's utilization of most of its tax credit carryovers. The effect of this annual limit will depend on the generation of sufficient taxable income in the future and certain other factors.

   Note Nine--Segment and Geographic Data: The company adopted FAS 131-- Disclosures about Segments of an Enterprise and Related Information--as of December 31, 1998. This statement established new disclosure requirements related to operating and geographic segments.

   Financial information, summarized by segment, is as follows (in millions):

                                    Consumer   Network  Corporate
                                   Electronics Systems  and Other Consolidated
                                   ----------- -------  --------- ------------
1999
----
Net sales.........................  $  739.9   $ 94.0     $ --      $  833.9
Restructuring and reorganization
 charges..........................       2.0      2.6      18.6         23.2
Depreciation......................       8.8      3.1       3.5         15.4
Income (loss) before income taxes
 and extraordinary item...........       3.1     (1.2)    (64.0)       (62.1)
Capital additions.................       1.8      --        2.3          4.1
1998
----
Net sales.........................  $  878.7   $106.1     $ --      $  984.8
Restructuring charges.............     170.2      7.9      24.2        202.3
Depreciation......................      27.3      3.6       0.3         31.2
(Loss) before income taxes........    (200.0)    (5.2)    (67.3)      (272.5)
Capital additions.................       4.7      2.7       1.0          8.4
1997
----
Net sales.........................  $1,115.8   $ 56.9     $ 0.4     $1,173.1
Asset impairment charges..........      63.7      --        --          63.7
Depreciation......................      36.4      4.0      (2.4)        38.0
(Loss) before income taxes........    (215.4)   (14.9)    (69.9)      (300.2)
Capital additions.................      70.2     10.2       2.1         82.5

   Total assets for 1999 and 1998 are not presented as it is impracticable to do so as the necessary information is not available and the cost to develop it would be excessive. It should be noted that in the information presented, certain costs such as interest and administrative costs are not allocated to the Consumer Electronics or Network Systems segments. These unallocated costs are reported above in the Corporate and Other column.

                        ZENITH ELECTRONICS CORPORATION

   Financial information, summarized by geographic area, is as follows (in millions):

                                                         Year Ended December 31
                                                         ----------------------
                                                          1999   1998    1997
                                                         ------ ------ --------
Net sales (1):
  Domestic companies.................................... $785.2 $965.1 $1,144.9
  Foreign companies.....................................   48.7   19.7     28.2
                                                         ------ ------ --------
    Total net sales..................................... $833.9 $984.8 $1,173.1
                                                         ====== ====== ========
Long-lived assets:
  Domestic companies.................................... $  3.9 $ 21.5 $   99.9
  Foreign companies.....................................   53.4   98.0    114.6
                                                         ------ ------ --------
    Total long-lived assets............................. $ 57.3 $119.5 $  214.5
                                                         ====== ====== ========

--------
(1) Net sales are attributed to countries based on location of customer.

   Foreign operations consist of manufacturing and sales subsidiaries in Mexico and a purchasing office in Taiwan. Sales to affiliates are principally accounted for at amounts based on local costs of production plus a reasonable return.

   Sales to a single customer, Circuit City Stores, Inc., amounted to $115.0 million (14 percent) in 1999, $131.2 million (13 percent) in 1998, and $138.6 million (12 percent) in 1997. Sales to a second customer, Sears, Roebuck and Company, accounted for $102.7 million (10 percent) in 1998 and $132.4 million (11 percent) in 1997. No other customer accounted for 10 percent or more of net sales in 1999, 1998 or 1997.

   Note Ten--Other Operating Expense (Income): Major manufacturers of televisions and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuner system patents (the licenses expire in 2003). Also in 1998, due to a change in distribution strategy, certain VCRs are sold directly by the manufacturer (LGE) rather than through the company's direct sales organization; the company receives a royalty for these sales.

   Other operating expense (income) consisted of the following (in millions):

                                                        Year Ended December
                                                                 31
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  ------  ------
     Royalty income--tuner system patents.............. $(30.6) $(35.1) $(26.0)
     Royalty income--VCR direct ship...................   (1.7)   (1.5)    --
     Royalty income--other.............................   (4.0)   (1.9)   (2.4)
     Bank fees.........................................    1.9     3.7     6.2
     Asset impairment charge...........................    --      --     63.7
     Other.............................................   (3.5)   (8.2)    0.9
                                                        ------  ------  ------
       Total other operating expense (income).......... $(37.9) $(43.0) $ 42.4
                                                        ======  ======  ======

   Note Eleven--Inventories: Inventories consisted of the following (in millions):

                                                                    December 31
                                                                    -----------
                                                                    1999  1998
                                                                    ----- -----
     Raw materials and work-in-process............................. $26.0 $47.1
     Finished goods................................................  52.7  37.1
                                                                    ----- -----
       Total inventories........................................... $78.7 $84.2
                                                                    ===== =====

                        ZENITH ELECTRONICS CORPORATION

   Note Twelve--Stockholders' Equity: Changes in stockholders' equity accounts are shown below (in millions):

                                                            Additional
                                                   Common    Paid-in   Treasury
                                                    Stock    Capital    Shares
                                                   -------  ---------- --------
     Balance, December 31, 1996................... $  66.6   $ 459.4    $ (1.7)
       Stock issued for benefit plans.............     0.5       4.4       --
       Stock issued for stock options.............     0.1       1.0       --
       Paid in capital--LGE guarantee.............     --       39.7       --
       Paid in capital--LGE services..............     --        2.2       --
       Other......................................    (0.1)      0.6       --
                                                   -------   -------    ------
     Balance, December 31, 1997...................    67.1     507.3      (1.7)
       Restricted stock issued....................     0.5      (0.5)      --
                                                   -------   -------    ------
     Balance, December 31, 1998...................    67.6     506.8      (1.7)
       Cancellation of Old common stock...........   (67.6)     65.9       1.7
       Issuance of New common stock...............     --      200.0       --
                                                   -------   -------    ------
     Balance, December 31, 1999................... $   --    $ 772.7    $  --
                                                   =======   =======    ======

   During 1997, the company entered into certain transactions with LGE that affected additional paid-in capital. These transactions dealt with the granting of stock options and donated services. See Note Six for further discussion of these items.

   As discussed in Note Two, under the terms of the prepackaged plan, all of the shares of $1 par value common stock, including shares held by LGE, were canceled and the holders thereof received no distribution and retained no property on account of such equity interests. Also, as part of the prepackaged plan, LGE was issued 1,000 shares of $.01 par value common stock in exchange for $200.0 million of debt and extended-term payables.

   Note Thirteen--Property, Plant and Equipment: Property, plant and equipment consisted of the following (in millions):

                                                                 December 31
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
     Land..................................................... $   0.4  $   2.1
     Buildings................................................    81.6    122.5
     Machinery and equipment..................................   476.7    645.9
                                                               -------  -------
                                                                 558.7    770.5
     Less accumulated depreciation............................  (421.7)  (573.6)
     Less valuation reserve...................................   (86.1)  (103.7)
                                                               -------  -------
       Total property, plant and equipment, net............... $  50.9  $  93.2
                                                               =======  =======

   In 1998, the company recorded a $16.0 million gain related to the sale of its headquarters building in Glenview, Illinois.

   At December 31, 1999 and 1998, the company reclassified $43.1 million and $43.0 million, respectively, of property held for disposal out of property, plant and equipment into non-current assets. See Note Seven for further discussion of the property held for disposal.

                        ZENITH ELECTRONICS CORPORATION

   Note Fourteen--Sale-Leaseback Transaction: In April 1997, the company entered into a sale-leaseback transaction whereby the company sold and leased back manufacturing equipment in its Melrose Park, Illinois plant and in its Reynosa and Juarez, Mexico facilities. The result of the sale was a $10.2 million gain for the company, which was deferred and was being amortized over the 12 1/2-year lease term.

   The related lease was being accounted for as an operating lease. The rental expense under this lease in 1998 and 1997 was $5.9 million (for seven months) and $8.1 million (for nine months), respectively.

   As discussed above, the company's payment obligations were fully guaranteed by LGE. During 1998, as a part of the operational restructuring, the company determined it would be idling a substantial portion of the equipment subject to the leaseback, thereupon causing an event of default under the lease. Following negotiations with the lessor and its lenders, in July 1998, LGE made a settlement payment of $90.1 million under its guarantee of the company's obligation.

   The company was obligated for the repayment of this settlement amount to LGE. As a result, the company's December 31, 1998 financial statements reflect a $90.1 million short-term debt with LGE, a $21.3 million receivable from LGE and a loss on termination of the lease of $68.8 million. The $21.3 million receivable from LGE represented the appraised fair value of the manufacturing equipment receivable from LGE. The appraised value of the equipment was significantly less than the original investment value, as reflected by the restructuring loss recognized in the third quarter of 1998. The reasons for the loss of value were related both to the products produced and to global economic changes. In addition, the 1998 financial statements reflect a non-cash restructuring charge of $28.3 million to write off deferred charges (bank, attorney and guarantee fees) related to the lease, partially offset by a non-cash restructuring gain of $9.1 million which represented the accelerated amortization of the deferred gain on the 1997 sale of the assets into the lease as discussed above.

   The company's December 31, 1999 financial statements do not reflect a receivable from LGE for the manufacturing equipment discussed above. This amount has been reduced as the company purchased equipment prior to its selling the equipment to third parties and as of December 31,1999, $3.8 million was reclassified to machinery and equipment and $8.0 million was reclassified to property held for disposal, pending transfer to LGE as discussed above. As equipment previously included in the sale-leaseback was sold, the proceeds of such sales reduced the company's debt to LGE for such payment to $88.3 million, which was settled as part of the prepackaged plan of reorganization.

   Note Fifteen--Short-term Debt and Credit Arrangements: Between November 1997 and February 1998, the company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through four lines of credit with various lenders. The credit lines were guaranteed by LGE, and during the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities; during the second quarter of 1999, LGE made payment under demands against a guarantee on $30.0 million. The company's obligation to LGE for these payments was settled as part of the company's prepackaged plan of reorganization.

   In March 1998, the company entered into a secured credit facility with LGE which provided for borrowings of up to $45.0 million. The interest rate was LIBOR plus 6.5 percent per annum. The first such borrowing occurred in May 1998, and as of December 31, 1998, $30.0 was outstanding under this facility, such amount being settled as part of the prepackaged plan of reorganization.

   On November 9, 1999, the company entered into a senior bank credit agreement with Citicorp North America, Inc. that provides for a three-year $150.0 million exit facility subject to borrowing base restrictions. The new facility is secured by substantially all of the company's assets and is subject to other terms and

                        ZENITH ELECTRONICS CORPORATION
conditions. Borrowings bear interest based on specified margins in a range of
1.5 percent to 3.0 percent above LIBOR or the prime rate depending on the company's compliance with certain financial covenants. On November 9, 1999, on the company's exit from bankruptcy proceedings, Citicorp terminated the debtor-in-possession financing facility, which it had provided. The new senior bank facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates.

   The new Citicorp three-year exit facility and the LGE new restructured senior note discussed in Note Sixteen are in addition to the $60.0 million post-restructuring credit support to be provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties. As of December 31, 1999, this LGE $60.0 million facility had not been utilized. The LGE $60.0 million facility contains covenants which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility provides for interest on borrowings at LIBOR plus 6.5 percent per annum. The LGE $60.0 million facility is secured by a first lien on the company's VSB technology.

   Borrowings and interest rates on short-term debt were (in millions):

                                                          Year Ended December
                                                                  31
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------  ------  -----
     Maximum month-end borrowings........................ $310.9  $299.9  $72.0
     Average daily borrowings............................  220.4   182.5   26.4
     Weighted average interest rate per annum............   10.0%    8.5%   9.1%

   Note Sixteen--Long-term Debt: The components of long-term debt were as follows (in millions):

                                                                  December 31
                                                                 -------------
                                                                  1999   1998
                                                                 ------ ------
     6 1/4 percent convertible subordinated debentures due
      2011...................................................... $  --  $103.6
     8.19 percent senior debentures due 2009 ($50.0 due at
      maturity).................................................   39.1    --
     LGE New Restructured Senior Note due 2009..................  124.6    --
                                                                 ------ ------
                                                                  163.7  103.6
     Less current portion.......................................    --     5.8
                                                                 ------ ------
       Total long-term debt..................................... $163.7 $ 97.8
                                                                 ====== ======

   The 6 1/4 percent convertible subordinated debentures due 2011 were exchanged for $50.0 million of new 8.19 percent senior debentures due 2009, which were recorded at fair value of $39.1 million as discussed in Note Two. The $10.9 million discount will be amortized over the life of the debentures using the effective interest rate method. The new debentures can be redeemed at par in whole or in part at any time and rank equally with all senior debt of the company.

   As part of the company's prepackaged plan of reorganization, LGE received the LGE new restructured senior note as settlement of certain LGE claims. This note provides for interest to be accrued at LIBOR plus 6.5 percent per annum, with interest added to the principle amount of the note if certain financial ratios are not met. The note, which matures on November 1, 2009, is secured by a first lien on all assets leased to the company and its subsidiaries pursuant to the leveraged leases and transferred to the company pursuant to the restructuring agreement. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions.

                        ZENITH ELECTRONICS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

   The fair value of the 8.19 percent senior debentures is equal to the recorded value of $39.1 million as of December 31, 1999.

   Note Seventeen--Retirement Plans and Employee Benefits: Virtually all employees in the United States are eligible to participate in noncontributory defined contribution retirement plans after completing one full year of service. The plans provide for an annual minimum contribution of between three and six percent of employees' eligible compensation, based partially on employees' contributions to the plans. Contributions above the minimum could be required based upon profits in excess of a specified return on net worth. Retirement plan expenses were $3.8 million, $6.9 million and $7.8 million in 1999, 1998 and 1997, respectively. The company's 1997 contribution to the retirement plans was made during 1998.

   Employees in Mexico are covered by government-mandated plans, the costs of which are accrued by the company.

   Note Eighteen--Contingencies: There is a range of possible outcomes for all legal matters in which the company is involved. With the exception of the matter discussed below, the company does not believe any of the other legal matters if adversely decided, are reasonably likely to have a material adverse effect on the company. The company's belief is based on the amounts involved and the types of litigation.

   In June 1998, Funai Electric Co., Ltd., a licensee of the company's tuner patents, filed suit against the company seeking a declaratory judgment that the company's tuner patents were invalid and unenforceable, or that the plaintiff's use of certain technologies in its current products did not infringe on the company's tuner patents. The complaint seeks the return of previously paid royalties. The plaintiff also sought a preliminary injunction precluding the company from terminating its licensing agreement and allowing it to pay future royalties into an escrow. The court has denied the plaintiff's request for a temporary restraining order against the company and has also denied plaintiff's motion for a preliminary injunction. The case was filed in the U.S. District Court in Los Angeles and is currently in the discovery stage.

   Note Nineteen--Trade Receivable Securitization Agreement: During the third quarter of 1998, the company's trade receivable securitization agreement, which was entered into in April 1997, was terminated. As a result, (i) receivables are no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) have been canceled and (ii) a non-cash restructuring charge of $3.9 million was made to write-off deferred charges (bank, attorney and guarantee fees) related to the receivable securitization.

   Note Twenty--Subsequent Events: On January 1, 2000, pursuant to the company's approved prepackaged plan of reorganization, the company's Reynosa, Mexico manufacturing subsidiary and related operations and assets were transferred to an LGE affiliate. The company's obligations to LGE had been reduced by approximately $39.5 million in November 1999 as part of this transfer.

   In March 2000, $3.0 million was released from the $7.5 million Americast escrow following negotiations with Americast.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Zenith Electronics Corporation:

   We have audited the accompanying consolidated balance sheets of Zenith Electronics Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated operations and retained earnings (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenith Electronics Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

   As explained in Note Five to the financial statements, the Company changed its methods of accounting for tooling costs in 1997.

                                          /s/ Arthur Andersen LLP
                                          _________________________
                                          Arthur Andersen LLP

Chicago, Illinois
February 18, 2000
(except with respect to the matters
 discussed in Notes 3 and 20, as to which the date is March 28, 2000)

                   UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                 1999 Quarters Ended                        1998 Quarters Ended
                         -------------------------------------- -------------------------------------------
                         Dec. 31,(1) Oct. 2,  July 3,  April 3, Dec. 31,(2) Sept. 26,(3) June 27, March 28,
                         ----------- -------  -------  -------- ----------- ------------ -------- ---------
                                                           In millions
Net sales...............   $238.1    $228.0   $217.2    $150.6    $309.7      $ 230.4     $224.0   $220.7
Gross margin............     19.9      24.4     21.7      15.9      25.8         27.1       19.2      7.2
Net income (loss).......     65.1     (13.0)   (20.9)    (25.1)    (87.7)      (119.0)     (31.0)   (37.8)

--------
(1)  Includes $70.2 million extraordinary gain.
(2)  Includes $94.5 million of restructuring charges.
(3)  Includes $100.4 million of restructuring charges.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Stockholder of Zenith Electronics Corporation:

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Zenith Electronics Corporation's annual report to stockholders included in this Form 10-K, and have issued our report thereon dated February18, 2000 (except with respect to the matters discussed in Notes 3 and 20 as to which the date is March 28,
2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                          ______________________________
                                          Arthur Andersen LLP

Chicago, Illinois
February 18, 2000

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

         Column A           Column B       Column C          Column D    Column E
         --------          ---------- -------------------   ----------  ----------
                                           Additions
                                      -------------------
 Reserves and allowances   Balance at Charged to Charged                Balance at
   deducted from asset     beginning  costs and  to other                 end of
         accounts          of period   expenses  accounts   Deductions    period
 -----------------------   ---------- ---------- --------   ----------  ----------
 Allowance for doubtful
  accounts:
   Year Ended December
    31, 1999.............    $ 42.0     $  0.7    $ --        $ 19.2(2)   $ 23.5
                             ======     ======    =====       ======      ======
   Year Ended December
    31, 1998.............    $  --      $  9.5    $33.9(1)    $  1.4(2)   $ 42.0
                             ======     ======    =====       ======      ======
   Year Ended December
    31, 1997.............    $  6.2     $  --     $ --        $  6.2(3)   $  --
                             ======     ======    =====       ======      ======
 Valuation allowance for
  deferred tax assets:

   Year Ended December
    31, 1999.............    $546.1     $  --     $ --        $ 86.6(4)   $459.5
                             ======     ======    =====       ======      ======
   Year Ended December
    31, 1998.............    $462.8     $ 83.3    $ --        $  --       $546.1
                             ======     ======    =====       ======      ======
   Year Ended December
    31, 1997.............    $310.5     $152.3    $ --        $  --       $462.8
                             ======     ======    =====       ======      ======
 Reserve for
  restructuring costs:
   Year Ended December
    31, 1999.............    $ 31.3     $ 23.2    $ --        $ 36.1(5)   $ 18.4
                             ======     ======    =====       ======      ======
   Year Ended December
    31, 1998.............    $  --      $202.3    $ --        $171.0(6)   $ 31.3
                             ======     ======    =====       ======      ======
   Year Ended December
    31, 1997.............    $  9.3     $  --     $ --        $  9.3(7)   $  --
                             ======     ======    =====       ======      ======

--------
(1)  Amount required upon cancellation of receivable securitization agreement.
(2)  Uncollectable accounts written off, net of recoveries.
(3)  Amount sold under accounts receivable securitization agreement.
(4)  Related to reduction in deferred tax assets, net during 1999.
(5)  Includes $1.3 million asset write-off and $34.8 million cash payment.
(6)  Includes $144.6 million asset write-off and $26.4 million cash payment.
(7) Includes $7.9 million cash payment, $0.3 million asset write-off and $1.1 million reserve release.