Form 10-Q
period 2000-03-31
ZENITH ELECTRONICS CORP
filed 2000-05-15
CIK 109265

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

                      For the period ended March 31, 2000

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Millions

                                                                Three Months
                                                                    Ended
                                                               ---------------
                                                                         Apr.
                                                               Mar. 31,   3,
                                                                 2000    1999
                                                               -------- ------
Net sales.....................................................  $140.4  $150.6
                                                                ------  ------
Costs, Expenses and Other:
  Cost of products sold.......................................   134.0   134.7
  Selling, general and administrative.........................    22.9    25.9
  Engineering and research....................................     5.3     8.0
  Other operating expense (income), net (Note Four)...........    (9.6)   (7.7)
  Restructuring charges (Note Three)..........................     2.6     3.3
                                                                ------  ------
Operating loss................................................   (14.8)  (13.6)
Loss on asset sales, net......................................     --      0.3
Interest expense..............................................     2.2     2.2
Interest expense--related party...............................     3.9     9.2
Interest income...............................................    (0.2)   (0.2)
                                                                ------  ------
Loss before income taxes......................................   (20.7)  (25.1)
Income taxes..................................................     0.1     --
                                                                ------  ------
Net loss......................................................  $(20.8) $(25.1)
                                                                ======  ======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  In Millions

                                                      Mar.     Dec.
                                                       31,      31,    Apr. 3,
                                                      2000     1999     1999
                                                     -------  -------  -------
                       ASSETS
Current Assets:
  Cash.............................................. $   --   $   --   $   5.2
  Receivables, net of allowance for doubtful
   accounts of $24.4, $23.5 and $18.9, respectively.    74.4     99.9     77.5
  Receivable from related party.....................     2.3     12.4      7.9
  Inventories (Note Five)...........................    77.1     78.7     73.9
  Other.............................................    27.9     30.7     26.7
                                                     -------  -------  -------
    Total current assets............................   181.7    221.7    191.2

Property, plant and equipment, net..................     9.5      7.8     48.1
Property held for disposal (Note Nine)..............     1.4     43.1     27.0
Receivable from related party.......................     --       --      13.8
Other non-current assets............................     6.2      6.4     10.4
                                                     -------  -------  -------
    Total assets.................................... $ 198.8  $ 279.0  $ 290.5
                                                     =======  =======  =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt (Note Six)........................ $  48.4  $  41.0  $  30.0
  Short-term debt with related party (Note Six).....     --       --     191.3
  Current portion of long-term debt (Note Six)......     --       --      11.5
  Accounts payable..................................    26.6     56.8     51.9
  Accounts payable with related party (Note Seven)..    31.2     41.1    130.8
  Income taxes payable..............................     5.2      5.1      4.2
  Accrued expenses..................................   102.8    129.7    153.0
                                                     -------  -------  -------
    Total current liabilities.......................   214.2    273.7    572.7

Long-term liabilities...............................     --       --       4.5
Long-term liabilities with related party............     --       --      10.9
Long-term debt (Note Six)...........................    39.3     39.1     92.0
Long-term debt with related party (Note Six)........   124.5    124.6      --

Stockholders' equity:
  Preferred stock...................................     --       --       --
  Common stock......................................     --       --      67.6
  Additional paid-in capital........................   772.7    772.7    506.8
  Retained earnings (deficit).......................  (951.9)  (931.1)  (962.3)
  Treasury stock....................................     --       --      (1.7)
                                                     -------  -------  -------
    Total stockholders' equity......................  (179.2)  (158.4)  (389.6)
                                                     -------  -------  -------
    Total liabilities and stockholders' equity...... $ 198.8  $ 279.0  $ 290.5
                                                     =======  =======  =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Millions


                                                           Three Months Ended
                                                           --------------------
                                                                     Apr.
                                                           Mar. 31,   3,
                                                             2000    1999
                                                           -------- ------
Cash Flows from Operating Activities:
Net loss..................................................  $(20.8) $(25.1)
Adjustments to reconcile net loss to net cash provided
 (used) by operations:
  Depreciation............................................     1.0     4.6
  Other...................................................     --     (0.4)
  Loss on asset sales, net................................     --      0.3
  Changes in assets and liabilities:
    Current accounts......................................    12.2    39.4
    Other assets..........................................     0.2    (1.0)
    Other liabilities.....................................     --      0.6
                                                            ------  ------
Net cash provided (used) by operating activities..........    (7.4)   18.4
                                                            ------  ------
Cash Flows from Investing Activities:
  Capital additions.......................................    (0.7)   (0.4)
  Proceeds from asset sales...............................     0.6     5.8
                                                            ------  ------
Net cash provided (used) by investing activities..........    (0.1)    5.4
                                                            ------  ------
Cash Flows from Financing Activities
  Short-term borrowings, net..............................     7.4   (18.6)
  Proceeds from issuance of long-term debt................     0.1     --
                                                            ------  ------
Net cash provided (used) by financing activities..........     7.5   (18.6)
                                                            ------  ------
Increase in cash..........................................     --      5.2
Cash at beginning of period...............................     --      --
                                                            ------  ------
Cash at end of period.....................................  $  --   $  5.2
                                                            ======  ======
Increase (decrease) in cash attributable to changes in
 current accounts:
  Receivables, net........................................  $ 24.6  $ 51.1
  Income taxes............................................     0.1     --
  Inventories.............................................   (14.6)   10.3
  Other current assets....................................     2.1    (3.1)
  Accounts payable and accrued expenses...................     --    (18.9)
                                                            ------  ------
Net change in current accounts............................  $ 12.2  $ 39.4
                                                            ======  ======
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest................................................  $  2.0  $  4.5
  Income taxes............................................     --      --
Non-cash activity:
  Transfer of Reynosa facilities to an affiliate of LGE to
   settle account payable with related party..............  $ 67.0  $  --

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        ZENITH ELECTRONICS CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note One--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements ("financial statements") have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. The accuracy of the amounts in the financial statements is in some respects dependent upon facts that will exist, and procedures that will be performed by the company, later in the year. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the company's Form 10-K for the year ended December 31, 1999.

Note Two--Liquidity and Financial Condition

   The company has incurred net losses before extraordinary item of $64.1 million, $275.5 million and $299.4 million for the years ended December 31, 1999, 1998 and 1997, respectively, and incurred a net loss of $20.8 million in the three months ended March 31, 2000. In addition, the company had a negative working capital position of $32.5 million and $52.0 million as of March 31, 2000 and December 31, 1999, respectively. The company believes that, giving effect to (i) the Citicorp three-year senior credit facility and the LG Electronics Inc. ("LGE") credit support discussed in Note Six and (ii) the company's cash flow from operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements. However, such belief is based upon various assumptions, including those underlying its conversion from a manufacturing and distributing company to a sales, marketing and research and development company which relies on outsourced products. The company's access to available funds from the Citicorp three-year senior credit facility and the LGE credit support is conditioned upon continued compliance with certain financial covenants in fiscal year 2000. In addition to its $60.0 million credit support, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit facility.

Note Three--Restructuring Charges

   During the three months ended March 31, 2000, the company recorded $2.6 million of restructuring charges, (i) $2.1 million for professional fees relating to disposal of assets in connection with the company's conversion from a manufacturer to a sales, marketing and research and development company, the appeal of the confirmation of the company's prepackaged plan of reorganization and post-closing matters for assets sold in prior periods and
(ii) $0.5 million of which related to severance payments in connection with the transfer of the company's manufacturing facilities in Reynosa, Mexico to an affiliate of LGE as of January 1, 2000, as part of the prepackaged plan of reorganization.

   During the first three months of 1999, the company recorded $3.3 million of restructuring charges related to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization.

   A summary of the restructuring charges recorded for the first three months of 2000 is as follows (in millions):

                                             Three Months Ended
                                               March 31, 2000
                             Restructuring ---------------------- Restructuring
                              Reserve at   Restructuring   Cash    Reserve at
                             Dec. 31, 1999    Charges    Payments Mar. 31, 2000
                             ------------- ------------- -------- -------------
   Severance and other
    employee costs..........     $ 6.0         $0.5       $ (2.9)     $3.6
   Plant closure and
    business exit costs.....       6.7          --          (1.6)      5.1
   Professional fees........       5.4          2.1         (7.0)      0.5
   Other....................       0.3          --          (0.3)      --
                                 -----         ----       ------      ----
       Total restructuring..     $18.4         $2.6       $(11.8)     $9.2
                                 =====         ====       ======      ====

   The $9.2 million reserve appears, at this time, to be adequate to cover the remaining costs of the restructuring activity identified at March 31, 2000.

   In addition, as of March 31, 2000 and December 31, 1999, the company has reserves for asset impairment of $59.3 million and $86.1 million, respectively, which were provided for in 1997 and 1998 and are included in fixed assets.

Note Four--Other Operating Expense (Income)

   Other operating expense (income) consisted of the following (in millions):

                                                                 Three Months
                                                                    Ended
                                                               ----------------
                                                               Mar. 31, Apr. 3,
                                                                 2000    1999
                                                               -------- -------
      Royalty income--tuner system patents....................  $(5.5)   $(6.2)
      Royalty income--VCR direct ship.........................    --      (0.6)
      Royalty income--other...................................   (0.7)    (1.3)
      Americast payment.......................................   (3.0)     --
      Bank fees...............................................    0.8      0.3
      Other...................................................   (1.2)     0.1
                                                                -----    -----
          Total other operating income, net...................  $(9.6)   $(7.7)
                                                                =====    =====

Note Five--Inventories

   Inventories consisted of the following (in millions):

                                                       Mar. 31, Dec. 31, Apr. 3,
                                                         2000     1999    1999
                                                       -------- -------- -------
   Raw materials and work-in-process..................  $12.7    $26.0    $32.6
   Finished goods.....................................   64.4     52.7     41.3
                                                        -----    -----    -----
       Total inventories..............................  $77.1    $78.7    $73.9
                                                        =====    =====    =====

Note Six--Short-term Debt and Credit Arrangements; Long-term Debt

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

   In March 1998, the company entered into a secured credit facility with LGE which provided for borrowings of up to $45.0 million. The interest rate was LIBOR plus 6.5 percent per annum. The first such borrowing of $30.0 million occurred in May 1998, and was settled as part of the prepackaged plan of reorganization.

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

   The company was obligated for the repayment of this settlement amount to LGE. As a result, the company's April 3, 1999 financial statements reflected an $89.3 million short-term debt with LGE ($90.1 million less $0.8 million reduction from proceeds of sales of equipment previously included in the sale-leaseback transaction). This company debt to LGE was later reduced to $88.3 million, which was settled as part of the prepackaged plan of reorganization.

   The company's April 3, 1999 financial statements also reflected a $13.8 million receivable from LGE, which represented the appraised fair value of the sale-leaseback manufacturing equipment receivable from LGE initially recorded at $21.3 million, reduced by $7.5 million as the company purchased equipment prior to its selling the equipment to third parties. The company's December 31, 1999 financial statements did not reflect a receivable from LGE for the manufacturing equipment because this receivable was further reduced to $11.8 million, which was then reclassified as follows: (i) $3.8 million to machinery and equipment and (ii) $8.0 million to property held for disposal, pending the transfer of the Reynosa facilities to an affiliate of LGE on January 1, 2000, in accordance with the prepackaged plan of reorganization.

   On November 9, 1999, on the company's exit from bankruptcy proceedings, Citicorp terminated the debtor-in-possession financing facility, which it had provided. Also, on November 9, 1999, the company entered into a senior bank credit agreement with Citicorp North America, Inc. that provides for a three-year $150.0 million senior credit facility subject to borrowing base restrictions. The new facility is secured by substantially all of the company's assets and is subject to other terms and conditions. Borrowings bear interest based on specified margins in a range of 1.5 percent to 3.0 percent above LIBOR or the prime rate depending on the company's compliance with certain financial covenants. The new Citicorp senior credit facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates.

   The new Citicorp three-year senior credit facility and the LGE new restructured senior note discussed below are in addition to the $60.0 million post-restructuring credit support to be provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties. As of March 31, 2000, this LGE $60.0 million facility had not been utilized. The LGE $60.0 million facility contains covenants which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility provides for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology.

   In accordance with the prepackaged plan of reorganization. the company's $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million of new 8.19 percent senior debentures maturing in November 2009, which were recorded at fair value of $39.1 million. The $10.9 million discount is being amortized over the life of the debentures using the effective interest rate method. The new debentures can be redeemed at par in whole or in part at any time and rank equally with all senior debt of the company.

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

Note Seven--Related Party

   In November 1995, LGE and an affiliate of LGE purchased a majority of the shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As a result of the approval of the prepackaged plan of reorganization in November 1999, LGE owned 100 percent of the common stock of the company.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the significant transactions between the company and LGE during the three-month periods ended March 31, 2000 and April 3, 1999.

   Product purchases: In the ordinary course of business, the company purchases televisions, VCRs, television-VCR combinations and components from LGE and its affiliates. Effective January 1, 2000, the company transferred its Reynosa, Mexico manufacturing facilities to an affiliate of LGE as part of the company's operational restructuring and prepackaged plan of reorganization, resulting in significantly increased purchases from LGE. The company purchased $76.3 million and $2.9 million of these items during the three-month periods ended March 31, 2000 and April 3, 1999, respectively. The purchase prices were the result of negotiations between the parties and were consistent with third party bids.

   In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sells and ships VCRs directly to the company's two largest customers and pays the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. The license fee payable by LGE is comparable to licensing rates charged by the company to unrelated parties. During the three-month period ended April 3, 1999, the company accrued approximately $0.6 million in royalties for the use of the company's brand names pursuant to this direct shipment program. Effective January 1, 2000, the company sells directly to its two largest customers and no royalties are accrued. A similar arrangement was entered into in April 1997, in Canada where LGE's Canadian affiliate sells Zenith branded VCRs under a license from the company. Pursuant to that arrangement, the company accrued approximately $0.2 million in the three-month period ended April 3, 1999. No accrual was recorded in the three months ended March 31, 2000.

   Product and other sales: Prior to 2000, the company sold televisions, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates at prices that equate to amounts charged by the company to its major customers. Sales by the company to LGE and its affiliates were $0.9 million and $5.2 million during the three-month periods ended March 31, 2000 and April 3, 1999, respectively. The lower sales in the first quarter of 2000 were the result of decreased sales to LGE in Mexico as a result of the transfer of the Reynosa, Mexico facilities to an affiliate of LGE, as discussed above, and the company's closing of its other manufacturing operations in 1999.

   In December 1996, the company entered into a distributor agreement with an LGE subsidiary whereby LGE became the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's products in Mexico. During the three months ended March 31, 2000, the company's sales to the LGE Canadian and Mexican subsidiaries were $0.4 million and $0.5 million, respectively. During the three months ended April 3, 1999, the company's sales to the LGE Canadian and Mexican subsidiaries were $0.8 million and $4.4 million, respectively. These amounts are included in the sales by the company to LGE and its affiliates discussed above.

   Other Items: Total accounts payable with related party included $31.2 million and $130.8 million to LGE and its affiliates as of March 31, 2000 and April 3, 1999, respectively. As discussed above, effective January 1, 2000, the company transferred its Reynosa, Mexico manufacturing facilities to an affiliate of LGE. As a result, LGE is now a major supplier to the company and the significantly larger accounts payable balance as of March 31, 2000, is part of normal transactions with LGE. In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payable arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended-term payables was $130.1 million as of April 3, 1999. The company was charged interest for the extended period at rates reflecting then-current market conditions in Korea. The extended-term payables were settled in cash and the remainder as part of the prepackaged plan of reorganization.

   See Note Six for discussion of the credit support provided by LGE and the treatment of obligations to LGE in the prepackaged plan of reorganization.

   The company believes that the transactions between the company and LGE have been conducted on terms no less favorable to the company than could have been obtained with unrelated third parties.

Note Eight--Segment and Geographic Data

   The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--is composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designs, develops and markets digital set-top boxes, which are sold primarily to satellite systems operators, telecommunications companies and other commercial users.

   Financial information, summarized by segment, is as follows (in millions):

                                       Consumer   Network Corporate
                                      Electronics Systems and Other Consolidated
                                      ----------- ------- --------- ------------
   Three months ended March 31, 2000
     Net sales......................    $117.6     $22.8   $   --      $140.4
     Income (loss) before income
      taxes.........................      (9.9)      1.6    (12.4)      (20.7)
   Three months ended April 3, 1999
     Net sales......................    $119.1     $31.5   $   --      $150.6
     Income (loss) before income
      taxes.........................      (8.9)      3.1    (19.3)      (25.1)

   It should be noted that in the information presented, certain costs such as interest and administrative costs are not allocated to the Consumer Electronics or Network Systems segments. These unallocated costs are reported above in the Corporate and Other column.

Note Nine--Property Held for Disposal

   Pursuant to the operational restructuring, the company became a sales, marketing and research and development company by discontinuing substantially all of its manufacturing operations and outsourcing substantially all products and components. During the first three months of 2000, the decrease in property held for disposal resulted from the transfer of the Reynosa assets to an affiliate of LGE as part of the company's operational restructuring and prepackaged plan of reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The company's first quarter net loss, excluding restructuring charges, was $18.2 million in 2000 compared to $21.8 million in 1999. Including $2.6 million of restructuring charges, the company reported a 2000 first quarter net loss of $20.8 million. In the 1999 first quarter, including $3.3 million of restructuring charges, the company reported a net loss of $25.1 million.

   The first quarter of 2000 restructuring charges included (i) professional fees relating to disposal of assets in connection with the company's conversion from a manufacturer to a sales, marketing and research and development company, the appeal of the confirmation of the company's prepackaged plan of reorganization and post-closing matters for assets sold in prior periods ($2.1 million) and (ii) severance payments in connection with the transfer of the company's manufacturing facilities in Reynosa, Mexico to an affiliate of LGE as of January 1, 2000, as part of the prepackaged plan of reorganization ($0.5 million). During the three months ended April 3, 1999, the company recorded $3.3 million of restructuring charges related to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization.

   The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--is composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designs, develops and markets digital set-top boxes, which are sold primarily to satellite systems operators, telecommunications companies and other commercial users.

   Total first quarter sales were $140.4 million in 2000, compared with $150.6 million in 1999. Consumer electronics sales were nearly the same in the 2000 quarter as in the same period in 1999 with television volume increases offset by the elimination of certain OEM sales after the company's exit from manufacturing. Sales of Network Systems products decreased $8.7 million (or 28 percent) in the first quarter of 2000 compared with a year ago. The decrease reflected lower sales due to the phase-out of analog set-top boxes and cable modems since the third quarter of 1998.

   The company's 2000 first quarter gross margin was $6.4 million compared to $15.9 million in the prior year. The decrease in gross margin was primarily the result of (i) the decrease in volume and favorable pricing in Network Systems set-top boxes from the long-term contract levels experienced in early 1999, phased out by mid-1999, (ii) lower revenues from the company's high-margin repair and service business caused by a shift in the market place toward replacing lower priced consumer electronic items instead of repairing them, (iii) decreased revenues due to delays in product availability and (iv) favorable one-time inventory costs included in 1999's first quarter.

   Selling, general and administrative expenses were $22.9 million in the first quarter of 2000 (16 percent of net sales), compared with $25.9 million (17 percent of net sales) in the previous year. Expenses for 2000 benefited from the company's continuing efforts to reduce costs and downsize staffing. Engineering and research expenses were reduced to $5.3 million in the first quarter of 2000 from $8.0 million in the first quarter of 1999.

   Other operating expense (income) was $(9.6) million for the first quarter of 2000 and ($7.7) million for the first quarter of 1999. Other operating income in the first quarter of 2000 and 1999 includes ($5.4) million and ($6.2) million, respectively, of accrued royalty income from manufacturers of television sets and VCRs who have taken licenses under some of the company's U.S. tuner system patents. The first quarter of 2000 also includes other income of ($3.0) million, representing the release of funds from an escrow account.

   During 1996, the company signed a multi-year agreement with the Americast programming venture ("Americast") to provide digital set-top boxes to that consortium of telecommunications companies, primarily Bell South and GTE Corporation. In late 1998, the agreement was renegotiated, and among other things, called for Americast to escrow $7.5 million that would revert to the company after its successful emergence from bankruptcy. As the company's plan of reorganization was confirmed by the U.S. Bankruptcy Court for the District of Delaware on November 5, 1999, the company anticipated collecting the escrow and recording it in other income in 2000; $3.0 million was received in the first quarter of 2000.

   Interest expense was $6.1 million in the first quarter of 2000, compared with $11.4 million in the comparable period of the previous year. The change resulted primarily from less interest-bearing obligations in 2000 due to LGE converting $200.0 million of the company's debt and extended-term payables with LGE into 100 percent of the company's new common stock in connection with the prepackaged plan of reorganization.

Liquidity and Capital Resources

   During the three months ended March 31, 2000, $7.4 million of cash was used by operating activities as a result of $19.8 million of net loss from operations (excluding depreciation) partially offset by $12.2 million of cash provided by the change in current accounts. The latter was principally composed of a $24.6 million decrease in receivables partially offset by a $14.6 million increase in inventories. The decrease in receivables was related to significantly lower net sales in the first quarter of 2000 when compared to the fourth quarter of 1999. The increase in inventories resulted primarily from failure to reduce inventories after the seasonal build-up due to lower sales in the first quarter of 2000.

   During the three months ended March 31, 2000, capital additions were nearly offset by proceeds from asset sales.

   During the three months ended March 31, 2000, $7.5 million of cash was provided by financing activities. This was composed of $7.4 million of borrowings under the three-year Citicorp senior credit facility and $0.1 million of borrowings under the LGE restructured senior note.

   As of March 31, 2000, the company had $222.9 million of interest-bearing obligations which consisted of: (i) $48.4 million borrowed from Citicorp under the three-year $150.0 million senior credit facility, (ii) $50.0 million of
8.19 percent senior debentures due 2009 ($39.3 million at fair value) and
(iii) $124.5 million outstanding under the LGE new restructured senior note.

   On November 9, 1999, on the company's exit from bankruptcy proceedings, Citicorp terminated the debtor-in-possession financing facility, which it had provided. Also, on November 9, 1999, the company entered into a senior bank credit agreement with Citicorp North America, Inc. that provides for a three-year $150.0 million senior credit facility subject to borrowing base restrictions. The new facility is secured by substantially all of the company's assets and is subject to other terms and conditions. Borrowings bear interest based on specified margins in a range of 1.5 percent to 3.0 percent above LIBOR or the prime rate depending on the company's compliance with certain financial covenants. The new Citicorp senior credit facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates.

   In accordance with the prepackaged plan of reorganization, the company's $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million of new 8.19 percent senior debentures maturing in November 2009, which were recorded at fair value of $39.1 million. The $10.9 million discount is being amortized over the life of the debentures using the effective interest rate method. The new debentures can be redeemed at par in whole or in part at any time and rank equally with all senior debt of the company.

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

   Between November 1997 and February 1998, the company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through four lines of credit with various lenders. The credit lines were guaranteed by LGE, and during the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities; during the second quarter of 1999, LGE made payment under demands against a guarantee on $30.0 million. The company's obligation to LGE for all these payments was settled as part of the prepackaged plan of reorganization.

   In March 1998, the company entered into a secured credit facility with LGE which provided for borrowings of up to $45.0 million. The interest rate was LIBOR plus 6.5 percent per annum. The first such borrowing of $30.0 million occurred in May 1998, such amount being settled as part of the prepackaged plan of reorganization.

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

   The company was obligated for the repayment of this settlement amount to LGE. As a result, the company's April 3, 1999 financial statements reflected an $89.3 million short-term debt with LGE ($90.1 million less $0.8 million reduction from proceeds of sales of equipment previously included in the sale-leaseback transaction). The company's debt to LGE was further reduced to $88.3 million, which was settled as part of the prepackaged plan of reorganization.

   The company's April 3, 1999 financial statements also reflected a $13.8 million receivable from LGE, which represented the appraised fair value of the sale-leaseback manufacturing equipment receivable from LGE initially recorded at $21.3 million, reduced by $7.5 million as the company purchased equipment prior to its selling the equipment to third parties. The company's December 31, 1999 financial statements did not reflect a receivable from LGE for the manufacturing equipment because this receivable was further reduced to $11.8 million, which was then reclassified as follows: (i) $3.8 million to machinery and equipment and (ii) $8.0 million to property held for disposal, pending the transfer of the Reynosa facilities to an affiliate of LGE on January 1, 2000, in accordance with the prepackaged plan of reorganization.

   The new Citicorp three-year senior credit facility and the LGE new restructured senior note are in addition to the $60.0 million post-restructuring credit support to be provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties. As of March 31, 2000, this LGE $60.0 million facility had not been utilized. The LGE $60.0 million facility contains covenants which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility provides for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology.

   The company believes that, giving effect to the Citicorp three-year senior credit facility, together with its LGE credit support and the company's cash generated by operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements. However, such belief is based upon various assumptions, including those underlying its conversion from a manufacturing and distributing company to a sales, marketing and research and development company which relies on outsourced products. The company is highly dependent on the continued financial support of LGE. In addition to its $60.0 million credit support, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit line.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

   Because the company purchases substantially all products in U.S. dollars, prices are not directly impacted by the value of he dollar in relation to other foreign currencies, including the Japanese yen and Korean won.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None.

Item 2. Changes in Securities

   (b) None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (27) Financial Data Schedule for the three months ended March 31, 2000.

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

                                          Zenith Electronics Corporation
                                          (Registrant)

Date: May 15, 2000
                                                     /s/ Hyon Ick Jo
                                          By: _________________________________
                                                         Hyon Ick Jo
                                                   Chief Financial Officer
                                                (Principal Financial Officer)

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