Form 10-Q
period 2000-06-30
ZENITH ELECTRONICS CORP
filed 2000-08-14
CIK 109265

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

                      For the period ended June 30, 2000

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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Millions

                                                Three Months      Six Months
                                                    Ended            Ended
                                               ---------------  ---------------
                                                         July             July
                                               June 30,   3,    June 30,   3,
                                                 2000    1999     2000    1999
                                               -------- ------  -------- ------
Net sales....................................   $136.9  $191.9   $254.5  $311.0
                                                ------  ------   ------  ------
Costs, Expenses and Other:
  Cost of products sold......................    124.5   175.0    237.4   285.7
  Selling, general and administrative........     17.6    23.3     39.1    47.4
  Engineering and research...................      2.7     4.7      5.7    10.7
  Other operating income, net (Note Five)....    (10.1)   (7.9)   (16.2)  (15.6)
  Restructuring charges (Note Four)..........      3.2     4.1      5.8     6.9
                                                ------  ------   ------  ------
Operating loss...............................     (1.0)   (7.3)   (17.3)  (24.1)
Gain on asset sales, net.....................      --     (0.3)     --      --
Interest expense.............................      2.5     1.7      4.7     3.9
Interest expense--related party..............      4.2    11.1      8.1    20.3
Interest income..............................     (0.8)   (0.4)    (1.0)   (0.6)
                                                ------  ------   ------  ------
Loss before income taxes from continuing
 operations..................................     (6.9)  (19.4)   (29.1)  (47.7)
Income taxes.................................      0.5     1.5      0.6     1.5
                                                ------  ------   ------  ------
Net loss from continuing operations..........   $ (7.4) $(20.9)  $(29.7) $(49.2)
Net income (loss) from discontinued Network
 Systems Division (provision for income taxes
 zero in all periods)........................     (0.1)     --      1.4     3.2
                                                ------  ------   ------  ------
Net loss.....................................   $ (7.5) $(20.9)  $(28.3) $(46.0)
                                                ======  ======   ======  ======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  In Millions

                                                      June     Dec.
                                                       30,      31,    July 3,
                                                      2000     1999     1999
                                                     -------  -------  -------
ASSETS
Current Assets:
  Cash.............................................. $   --   $   --   $   2.8
  Receivables, net of allowance for doubtful
   accounts of $26.9, $23.5 and $21.5, respectively.   101.1     99.9    114.5
  Receivable from related party (Note Eight)........     6.8     12.4      6.8
  Inventories (Note Six)............................    87.5     78.7    105.3
  Other.............................................    24.4     30.7     18.6
                                                     -------  -------  -------
    Total current assets............................   219.8    221.7    248.0
Property, plant and equipment, net..................    10.7      7.8     42.9
Property held for disposal (Note Ten)...............     1.5     43.1      3.7
Receivable from related party.......................     --       --      12.1
Other non-current assets............................     5.9      6.4     10.8
                                                     -------  -------  -------
    Total assets.................................... $ 237.9  $ 279.0  $ 317.5
                                                     =======  =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt (Note Seven)...................... $  24.2  $  41.0  $   6.6
  Short-term debt with related party (Note Seven)...     --       --     220.3
  Current portion of long-term debt.................     --       --      11.5
  Accounts payable..................................    50.9     56.8     84.6
  Accounts payable with related party (Note Eight)..    24.9     41.1    141.4
  Income taxes payable..............................     5.8      5.1      5.2
  Accrued expenses..................................    88.4    129.7    150.1
                                                     -------  -------  -------
    Total current liabilities.......................   194.2    273.7    619.7

Long-term liabilities...............................     --       --       5.4
Long-term liabilities with related party............     --       --      10.9
Long-term debt (Note Seven).........................    39.4     39.1     92.0
Long-term debt with related party (Note Seven)......   191.0    124.6      --

Stockholders' equity:
  Preferred stock...................................     --       --       --
  Common stock......................................     --       --      67.6
  Additional paid-in capital........................   772.7    772.7    506.8
  Retained earnings (deficit).......................  (959.4)  (931.1)  (983.2)
  Treasury stock....................................     --       --      (1.7)
                                                     -------  -------  -------
    Total stockholders' equity......................  (186.7)  (158.4)  (410.5)
                                                     -------  -------  -------
    Total liabilities and stockholders' equity...... $ 237.9  $ 279.0  $ 317.5
                                                     =======  =======  =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Millions

                                                         Increase (Decrease)
                                                         in Cash Six Months
                                                                Ended
                                                         ---------------------
                                                          June 30,   July 3,
                                                            2000       1999
                                                         ----------- ---------
Cash Flows from Operating Activities:
Net loss................................................  $   (28.3) $   (46.0)
Adjustments to reconcile net loss to net cash used by
 operations:
  Depreciation..........................................        2.0        8.6
  Other.................................................        --         3.1
  Gain on asset sales, net..............................       (0.1)       --
  Changes in assets and liabilities:
    Current accounts....................................      (16.5)      10.4
    Other assets........................................        0.5        3.4
    Other liabilities...................................        --         1.5
                                                          ---------  ---------
Net cash used by operating activities...................      (42.4)     (19.0)
                                                          ---------  ---------
Cash Flows from Investing Activities:
  Capital additions.....................................       (1.0)      (1.4)
  Proceeds from asset sales.............................        3.9       36.3
                                                          ---------  ---------
Net cash provided by investing activities...............        2.9       34.9
                                                          ---------  ---------
Cash Flows from Financing Activities:
  Short-term borrowings, net............................      (16.8)     (13.1)
  Proceeds from long-term borrowings....................       60.0        --
  Principle payments on long-term debt..................       (3.7)       --
                                                          ---------  ---------
Net cash provided (used) by financing activities........       39.5      (13.1)
                                                          ---------  ---------

Increase in cash........................................        --         2.8
Cash at beginning of period.............................        --         --
                                                          ---------  ---------
Cash at end of period...................................  $     --   $     2.8
                                                          =========  =========
Increase (decrease) in cash attributable to changes in
 current accounts:
  Receivables, net......................................  $    (6.6) $    14.2
  Income taxes..........................................        0.7        1.0
  Inventories...........................................      (25.0)     (21.1)
  Other current assets..................................        5.6       (7.8)
  Accounts payable and accrued expenses.................        8.8       24.1
                                                          ---------  ---------
Net change in current accounts..........................  $   (16.5) $    10.4
                                                          =========  =========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest..............................................  $     4.8  $     9.4
  Income taxes..........................................        --         0.5
Non-cash activity:
  Transfer of Reynosa facilities and other Reynosa
   assets, net to an affiliate of LGE to settle account
   payable with related party...........................  $    67.0  $     --
  Interest added to principle of LGE Senior Note,
   including $2.3 million accrued in 1999...............       10.4        --

     See accompanying Notes to Condensed Consolidated Financial Statements

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

Note Two--Subsequent Event

   On August 8, 2000, the company sold substantially all of the assets of its Network Systems Division to a subsidiary of Motorola, Inc. The company had originally targeted the sale of Network Systems to occur in the fourth quarter of 1999. The financial terms of the sale do not differ materially from the company's prior business plan projections. This discontinued segment has been segregated and the accompanying condensed consolidated statements of operations and related footnotes have been restated. However, because the sale involved primarily the Division's inventory and property, plant and equipment, net, the condensed consolidated balance sheets and condensed consolidated statements of cash flows have not been restated.

   Net sales for the Network Systems Division were $16.6 million and $39.4 million in the three and six-month periods ended June 30, 2000, respectively, and $25.3 million and $56.8 million in the three and six-month periods ended July 3, 1999, respectively. The value of the inventory and property, plant and equipment, net to be sold was $2.9 million and $1.5 million, respectively, as of June 30, 2000, and $7.6 million and $1.4 million, respectively as of December 31, 1999. A gain was recorded on the sale of the Network Systems Division in August 2000.

Note Three--Liquidity and Financial Condition

   The company has incurred net losses before extraordinary item of $64.1 million, $275.5 million and $299.4 million for the years ended December 31, 1999, 1998 and 1997, respectively, and incurred a net loss of $28.3 million in the six months ended June 30, 2000. In addition, the company had a negative working capital position of $52.0 million as of December 31, 1999, and the $25.6 million positive working capital position as of June 30, 2000, resulted from borrowing $60.0 million from LG Electronics Inc. ("LGE") under the LGE credit support agreement discussed in Note Seven. The company believes that, giving effect to (i) the Citicorp three-year senior credit facility and the LGE credit support and (ii) the company's projected cash flow from operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements. However, such belief is based upon various assumptions, including those underlying its conversion from a manufacturing and distributing company to a sales, marketing and research and development company which relies on outsourced products. The company's access to available funds from the Citicorp three-year senior credit facility and the LGE credit support is conditioned upon continued compliance with certain financial covenants in fiscal year 2000. In addition to its $60.0 million credit support, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit facility.

Note Four--Restructuring Charges

   During the three and six months ended June 30, 2000, the company recorded $3.2 million and $5.8 million, respectively, of restructuring charges, primarily related to (i) additional severance and other costs incurred in connection with the closure and transfer of the company's Mexican manufacturing facilities, (ii) additional severance incurred due to reduction in Engineering staff and Corporate Office personnel and (iii) professional fees relating to disposal of assets in connection with the company's conversion from a manufacturer to a sales, marketing and research and development company, the appeal of the confirmation of the company's prepackaged plan of reorganization and post-closing matters for assets sold in prior periods.

   During the three and six months ended July 3, 1999, the company recorded $4.1 million and $6.9 million, respectively, of restructuring charges, primarily related to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization.

   A summary of the restructuring charges recorded for the first six months of 2000 is as follows (in millions):

                                              Six Months Ended
                                               June 30, 2000
                             Restructuring ---------------------- Restructuring
                              Reserve at   Restructuring   Cash    Reserve at
                             Dec. 31, 1999    Charges    Payments June 30, 2000
                             ------------- ------------- -------- -------------
   Severance and other
    employee costs..........     $ 6.0         $3.4       $ (5.6)     $3.8
   Plant closure and
    business exit costs.....       6.7          --          (2.1)      4.6
   Professional fees........       5.4          2.4         (7.1)      0.7
   Other....................       0.3          --          (0.3)      --
                                 -----         ----       ------      ----
       Total restructuring..     $18.4         $5.8       $(15.1)     $9.1
                                 =====         ====       ======      ====

   The $9.1 million reserve appears, at this time, to be adequate to cover the remaining costs of the restructuring activity identified at June 30, 2000.

   In addition, as of June 30, 2000 and December 31, 1999, the company has reserves for asset impairment of $56.4 million and $86.1 million, respectively, which were provided for in 1997 and 1998 and are included in fixed assets.

Note Five--Other Operating Expense (Income)

   Other operating expense (income) consisted of the following (in millions):

                                                 Three Months     Six Months
                                                    Ended            Ended
                                               ---------------- ---------------
                                                                          July
                                               June 30, July 3, June 30,   3,
                                                 2000    1999     2000    1999
                                               -------- ------- -------- ------
   Royalty income--tuner system patents......   $ (8.4)  $(7.1)  $(13.9) $(13.3)
   Royalty income--VCR direct ship...........       --    (0.5)      --    (1.1)
   Royalty income--other.....................     (0.5)   (0.6)    (1.2)   (1.9)
   Bank fees.................................      1.2     0.6      2.0     0.9
   Engineering and research services provided
    to LGE...................................     (2.9)     --     (2.9)     --
   Other.....................................      0.5    (0.3)    (0.2)   (0.2)
                                                ------   -----   ------  ------
       Total other operating income, net.....   $(10.1)  $(7.9)  $(16.2) $(15.6)
                                                ======   =====   ======  ======

Note Six--Inventories

   Inventories consisted of the following (in millions):

                                                                          July
                                                       June 30, Dec. 31,   3,
                                                         2000     1999    1999
                                                       -------- -------- ------
   Raw materials and work-in-process..................  $ 7.1    $26.0   $ 41.5
   Finished goods.....................................   80.4     52.7     63.8
                                                        -----    -----   ------
       Total inventories..............................  $87.5    $78.7   $105.3
                                                        =====    =====   ======

Note Seven--Short-term Debt and Credit Arrangements; Long-term Debt

   Between November 1997 and February 1998, the company obtained a total of $110.0 million in unsecured and uncommitted credit facilities through four lines of credit with various lenders. The credit lines were guaranteed by LGE, and during the second and third quarter of 1998, LGE made payments under demands against guarantees on $72.0 million of the facilities; during the second quarter of 1999, LGE made payment under demands against a guarantee on $30.0 million. The company's obligation to LGE for all these payments was settled as part of the company's prepackaged plan of reorganization.

   In March 1998, the company entered into a secured credit facility with LGE, which provided for borrowings of up to $45.0 million. The interest rate was LIBOR plus 6.5 percent per annum. The first and only borrowing of $30.0 million occurred in May 1998, and was settled as part of the prepackaged plan of reorganization.

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

   The company was obligated for the repayment of this settlement amount to LGE. As a result, the company's July 3, 1999 financial statements reflected an $88.3 million short-term debt with LGE ($90.1 million less $1.8 million reduction from proceeds of sales of equipment previously included in the sale-leaseback transaction), which was settled as part of the prepackaged plan of reorganization.

   The company's July 3, 1999 financial statements also reflected a $12.1 million receivable from LGE, which represented the appraised fair value of the sale-leaseback manufacturing equipment receivable from LGE initially recorded at $21.3 million, reduced by $9.2 million as the company purchased equipment prior to its selling the equipment to third parties. The company's December 31, 1999 financial statements did not reflect a receivable from LGE for the manufacturing equipment because this receivable was further reduced to $11.8 million, which was then reclassified as follows: (i) $3.8 million to machinery and equipment and (ii) $8.0 million to property held for disposal, pending the transfer of the Reynosa facilities to an affiliate of LGE on January 1, 2000, in accordance with the prepackaged plan of reorganization.

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

   The new Citicorp three-year senior credit facility and the LGE new restructured senior note discussed below are in addition to the $60.0 million post-restructuring credit support provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties. As of June 30, 2000, $60.0 million is outstanding under this facility. This LGE facility contains covenants, which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility originally provided for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology. In June 2000, the LGE facility was amended to reduce the interest rate on borrowing to LIBOR plus 3.0 percent per annum.

   In accordance with the prepackaged plan of reorganization, the company's $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million of new 8.19 percent senior debentures maturing in November 2009, which were recorded at fair value of $39.1 million. The $10.9 million discount is being amortized over the life of the debentures using the effective interest rate method with $0.3 million amortized as of June 30, 2000. The new debentures can be redeemed at par in whole or in part at any time and rank equally with all senior debt of the company.

   As part of the company's prepackaged plan of reorganization, LGE received the $126.2 million LGE new restructured senior note as settlement of certain LGE claims. This note provides for interest to be accrued at LIBOR plus 6.5 percent per annum, with interest added to the principle amount of the note if certain financial ratios are not met. As of June 30, 2000, the balance of this note outstanding is $131.0 million. The note, which matures on November 1, 2009, is secured by a first lien on all assets leased to the company and its subsidiaries pursuant to the leveraged leases and transferred to the company pursuant to the restructuring agreement. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions.

   The company remains in compliance with all financial covenants of all outstanding debt issues as of June 30, 2000.

Note Eight--Related Party

   In November 1995, LGE and an affiliate of LGE purchased a majority of the shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As a result of the approval of the prepackaged plan of reorganization in November 1999, LGE owned 100 percent of the common stock of the company.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the significant transactions between the company and LGE during the three and six-month periods ended June 30, 2000 and July 3, 1999.

   Product purchases: In the ordinary course of business, the company purchases televisions, VCRs, television-VCR combinations and components from LGE and its affiliates. Effective January 1, 2000, the company transferred its Reynosa, Mexico manufacturing facilities to an affiliate of LGE as part of the company's operational restructuring and prepackaged plan of reorganization, resulting in significantly increased purchases from LGE. The company purchased $118.0 million and $194.3 million of these items during the three and six-month periods ended June 30, 2000, respectively, and $16.8 million and $19.6 million of these items during the three and six-month periods ended July 3, 1999, respectively. In addition, in the second quarter of 2000, the company purchased $4.5 million of parts from LGE. The purchase prices were the result of negotiations between the parties and were consistent with third party bids.

   In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sold and shipped VCRs directly to the company's two largest customers and paid the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. The license fee payable by LGE was comparable to licensing rates charged by the company to unrelated parties. During the three and six-month periods ended July 3, 1999, the company accrued approximately $0.5 million and $1.1 million, respectively, in royalties for the use of the company's brand names pursuant to this direct shipment program. Effective January 1, 2000, the company sells directly to its two largest customers and no royalties are accrued. An arrangement was entered into in April 1997, in Canada where LGE's Canadian affiliate sold Zenith branded VCRs under a license from the company. Pursuant to that arrangement, the company accrued approximately $0.2 million and $0.4 million in the three and six-month periods ended July 3, 1999, respectively. No accrual was recorded in the three and six-month periods ended June 30, 2000.

   Product and other sales: The company sold televisions, and prior to 2000, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates. These sales were at prices that equated to amounts charged by the company to its major customers. Sales by the company to LGE and its affiliates were $0.5 million and

$1.4 million during the three and six-month periods ended June 30, 2000, respectively, and $7.9 million and $13.1 million during the three and six-month periods ended July 3, 1999, respectively. The lower sales in 2000 were the result of decreased sales to LGE in Mexico as a result of the transfer of the Reynosa, Mexico facilities to an affiliate of LGE, as discussed above, and the company's closing of its other manufacturing operations in 1999.

   In June 2000, the company and LGE entered into an agreement whereby the company would provide engineering and research services on certain projects for LGE. These services are billed quarterly to LGE at a rate fully covering the company's direct and indirect costs. The amount billed for the first six months of 2000 was $2.9 million.

   In December 1996, the company entered into a distributor agreement with an LGE subsidiary whereby LGE became the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's products in Mexico. During the three months and six months ended June 30, 2000, the company's sales to the LGE Canadian subsidiary were $0.5 million and $0.9 million, respectively, and the company's sales to the LGE Mexican subsidiary were zero and $0.5 million, respectively. During the three months and six months ended July 3, 1999, the company's sales to the LGE Canadian subsidiary were $3.1 million and $3.9 million, respectively, and the company's sales to the LGE Mexican subsidiary were $4.8 million and $9.2 million, respectively. These amounts are included in the sales by the company to LGE and its affiliates discussed above.

   Other Items: Total accounts payable with related party included $24.9 million and $141.4 million to LGE and its affiliates as of June 30, 2000 and July 3, 1999, respectively. As discussed above, effective January 1, 2000, the company transferred its Reynosa, Mexico manufacturing facilities to an affiliate of LGE. As a result, LGE is now a major supplier to the company and the accounts payable balance as of June 30, 2000, is part of normal transactions with LGE. In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payable arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended-term payables was $141.1 million as of July 3, 1999. The company was charged interest for the extended period at rates reflecting then-current market conditions in Korea. The extended-term payables were settled in cash and the remainder as part of the prepackaged plan of reorganization.

   Receivable from related party as of June 30, 2000, includes $3.9 million from sales in the normal course of business with LGE and $2.9 million for engineering and research services provided to LGE as discussed above.

   Effective May 1, 2000, the company is paying an affiliate of LGE for salaries and related costs for providing repair services and parts for warranty work for the company's products. Such payments were $1.3 million for the two months ended June 30, 2000.

   See Note Seven for discussion of the credit support provided by LGE and the treatment of obligations to LGE in the prepackaged plan of reorganization.

   The company believes that the transactions between the company and LGE have been conducted on terms no less favorable to the company than could have been obtained with unrelated third parties.

Note Nine--Segment and Geographic Data

   The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--has been composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designs, develops and markets digital set-top boxes, which are sold primarily to satellite systems operators, telecommunications companies and other commercial users. See Note Two--Subsequent Event.

   Financial information, summarized by segment, is as follows (in millions):

                                       Consumer   Network Corporate
                                      Electronics Systems and Other Consolidated
                                      ----------- ------- --------- ------------
      Six months ended June 30, 2000
        Net sales...................    $254.5     $39.4    $ --       $293.9
        Income (loss) before income
         taxes......................      (7.9)      1.4    (21.2)      (27.7)
      Six months ended July 3, 1999
        Net sales...................    $311.0     $56.8    $ --       $367.8
        Income (loss) before income
         taxes......................      (5.9)      3.2    (41.8)      (44.5)

   It should be noted that in the information presented, certain costs such as interest and administrative costs are not allocated to the Consumer Electronics or Network Systems segments. These unallocated costs are reported above in the Corporate and Other column.

Note Ten--Property Held for Disposal

   Pursuant to the operational restructuring, the company became a sales, marketing and research and development company by discontinuing substantially all of its manufacturing operations and outsourcing substantially all products and components. During the first six months of 2000, the decrease in property held for disposal resulted from the transfer of the Reynosa assets to an affiliate of LGE as part of the company's operational restructuring and prepackaged plan of reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The company's second quarter net loss from continuing operations, excluding restructuring charges, was $4.2 million in 2000 compared to $16.8 million in 1999. Including $3.2 million of restructuring charges, the company reported a 2000 second quarter net loss from continuing operations of $7.4 million. In the 1999 second quarter, the company reported a net loss from continuing operations of $20.9 million, including $4.1 million of restructuring charges.

   The second quarter of 2000 restructuring charges included (i) additional severance and other costs incurred in connection with the closure and transfer of the company's Mexican manufacturing facilities, (ii) additional severance incurred due to reduction in Engineering Staff and Corporate Office personnel and (iii) professional fees relating to disposal of assets in connection with the company's conversion from a manufacturer to a sales, marketing and research and development company, the appeal of the confirmation of the company's prepackaged plan of reorganization and post-closing matters for assets sold in prior periods. During the three months ended July 3, 1999, the restructuring charges related primarily to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization.

   The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--has been composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designs, develops and markets digital set-top boxes, which are sold primarily to satellite systems operators, telecommunications companies and other commercial users. On August 8, 2000, the company sold substantially all of the assets of its Network Systems Division to a subsidiary of Motorola, Inc. The company had originally projected the sale of Network Systems to occur in the fourth quarter of 1999. The financial terms of the sale do not differ materially from the company's prior business plan projections. The discontinued segment has been segregated and the condensed consolidated statements of operations have been restated. The following discussion of results of operations covers only the continuing operations of the company.

   Total second quarter sales were $136.9 million in 2000, compared with $191.9 million in 1999. Sales decreased $55.0 million (or 29 percent) in the second quarter of 2000 compared to the same period a year ago (i) in National accounts and Regional channels due to dropping lower profit products, customers and channels and delays in product availability and (ii) due to the elimination of certain international and OEM sales after the company's reorganization and exit from manufacturing. These revenue decreases were partially offset by increases, as planned, in the company's higher margin commercial and accessories business.

   Second quarter gross margin of 9.1 percent in 2000 was slightly better than the 1999 rate of 8.8 percent of net sales. The increase is attributable to lower purchase costs, merchandising and overhead reduction and dropping lower margin business, offset by a changing product mix with lower service revenue and by favorable 1999 inventory adjustments.

   The company's 2000 second quarter dollar gross margin was $12.4 million compared to $16.9 million in the prior year. The decrease in gross margin was primarily the result of (i) lower overall sales revenue as discussed above,
(ii) lower revenues from the company's high-margin repair and service business caused by a shift in the market place toward replacing lower priced consumer electronic items instead of repairing them and (iii) favorable non-recurring inventory-related costs in 1999.

   Selling, general and administrative expenses were $17.6 million in the second quarter of 2000 (13 percent of net sales), compared with $23.3 million (12 percent of net sales) in the previous year. Expenses for 2000 benefited from the company's continuing efforts to downsize staffing. Engineering and research expenses were reduced to $2.7 million in the second quarter of 2000 from $4.7 million in the second quarter of 1999 due to reductions in Corporate staff and the transfer/closure of manufacturing facilities.

   Other operating (income) was $(10.1) million for the second quarter of 2000 and ($7.9) million for the second quarter of 1999. Other operating income in the second quarter of 2000 and 1999 includes ($8.4) million and ($7.1) million, respectively, of accrued royalty income from manufacturers of television sets and VCRs who have taken licenses under some of the company's U.S. tuner system patents. The second quarter of 2000 also includes other income of ($2.9) million for engineering and research services provided to LGE.

   Interest expense was $6.7 million in the second quarter of 2000, compared with $12.8 million in the comparable period of the previous year. The change resulted primarily from less interest-bearing obligations in 2000 due to LGE converting $200.0 million of the company's debt and extended-term payables with LGE into 100 percent of the company's new common stock in connection with the prepackaged plan of reorganization.

   For the first six months of 2000, the company reported a net loss from continuing operations, excluding restructuring charges, of $23.9 million compared to $42.3 million in the same period of 1999. Including a $5.8 million restructuring charge, the company reported a 2000 six-month net loss from continuing operations of $29.7 million. In the first six months of 1999, including a $6.9 million restructuring charge, the company reported a net loss from continuing operations of $49.2 million. First-half sales were $254.5 million in 2000 and $311.0 million in 1999.

   Net sales for the Network Systems Division were $16.6 million and $39.4 million in the three and six-month periods ended June 30, 2000, respectively, and $25.3 million and $56.8 million in the three and six-month periods ended July 3, 1999, respectively. The decrease in the current year periods resulted from the completion during 1999 of a multi-year contract and the phase-out of analog set-top boxes and cable modems since the third quarter of 1998.

   Pretax and net income (loss) for the Network Systems Division were $(0.1) million and $1.4 million for the second quarter and first six months of 2000, respectively, and $0.0 million and $3.2 million for the same periods in 1999. The lower pretax and net income in the first six months of 2000 was related to the significantly lower revenue and a less favorable product mix.

Liquidity and Capital Resources

   Because the Network Systems Division's net assets to be sold are primarily inventory and property, plant and equipment, net, the condensed consolidated balance sheets and condensed consolidated statements of cash flows have not been restated. The following discussion of liquidity and capital resources includes the Network Systems Division.

   During the six months ended June 30, 2000, $42.4 million of cash was used by operating activities as a result of $26.3 million of net loss from operations (excluding depreciation) and $16.5 million of cash used by the change in current accounts. The latter was principally composed of a $25.0 million increase in inventories partially offset by an $8.8 million increase in accounts payable and accrued expenses. The increase in inventories and accounts payable and accrued expenses resulted primarily from the seasonal build-up of inventories; however, inventories were $17.8 million lower than the amount at July 3, 1999, due to the decreased manufacturing activities.

   During the six months ended June 30, 2000, proceeds from asset sales exceeded capital additions by $2.9 million.

   During the six months ended June 30, 2000, financing activities provided $39.5 million of cash. This was composed of $60.0 million of borrowings under the LGE credit support agreement, partially offset by $16.8 million of repayments under the three-year Citicorp senior credit facility and $3.7 million of repayments under the LGE new restructured senior note. (The $10.4 million of interest added to principle of the LGE new restructured senior note in 2000 was a non-cash transaction.)

   As of June 30, 2000, the company had $265.2 million of interest-bearing obligations which consisted of: (i) $24.2 million borrowed from Citicorp under the three-year $150.0 million senior credit facility, (ii) $50.0 million of
8.19 percent senior debentures due 2009 ($39.4 million at amortized amount)
(iii) $131.0 million outstanding under the LGE new restructured senior note; and (iv) $60.0 million borrowed from LGE under the credit support agreement.

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

   In accordance with the prepackaged plan of reorganization, the company's $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million of new 8.19 percent senior debentures maturing in November 2009, which were recorded at fair value of $39.1 million. The $10.9 million discount is being amortized over the life of the debentures using the effective interest rate method with $0.3 million amortized as of June 30, 2000. The new debentures can be redeemed at par in whole or in part at any time and rank equally with all senior debt of the company.

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

   The new Citicorp three-year senior credit facility and the LGE new restructured senior note are in addition to the $60.0 million post-restructuring credit support provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties. As of June 30, 2000, $60.0 million is outstanding under this facility. This LGE facility contains covenants, which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility originally provided for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology. In June 2000, the LGE facility was amended to reduce the interest rate on borrowings to LIBOR plus 3.0 percent per annum.

   The company remains in compliance with all financial covenants of all outstanding debt issues as of June 30, 2000.

   The company believes that, giving effect to the Citicorp three-year senior credit facility, together with its LGE credit support and the company's projected cash generated by operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements. However, such belief is based upon various assumptions, including those underlying its conversion from a manufacturing and distributing company to a sales, marketing and research and development company which relies on outsourced products. The company is highly dependent on the continued financial support of LGE. In addition to its $60.0 million credit support, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit line.

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

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   On June 20, 2000, the United States District Court for the District of Delaware rejected the appeal filed by Nordhoff Investments, Inc. and the Official Committee of Equity Holders and upheld the approval of the company's prepackaged plan of reorganization. The Official Committee of Equity Holders has appealed the District Court's decision.

Item 2. Changes in Securities

    (b) None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   In April 2000, the company amended its By-laws to provide for three additional directors, bringing to six the total number of directors of the company. As a result of this amendment, the directors elected Woo-Hyun Paik, Ph.D., President of LG Electronics Inc.'s U.S. operations and Chief Technology Officer, Mr. B. C. Jung, President and Chief Financial Officer of LG Electronics Inc., and Mr. Ian Woods, President and Chief Executive Officer of the company, to its Board of Directors. In July 2000, Dr. Paik resigned his position on the company's Board and no successor has been appointed to fill the vacancy.

Item 6. Exhibits and Reports on Form 8-K

   (3c) Amended and Restated By-laws of the company adopted April 17, 2000.

   (27) Financial Data Schedule for the six months ended June 30, 2000.

   (b) Reports on Form 8-K:

     On July 27, 2000, a Form 8-K was filed covering the resignation of Woo-Hyun Paik, Ph.D. from the company's Board of Directors for personal reasons, effective July 21, 2000. The Board of Directors has not appointed a successor to fill the vacancy left by Dr. Paik's resignation.

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

                                          Zenith Electronics Corporation
                                          (Registrant)

                                                      /s/ Hyon Ick Jo
                                          By: _________________________________
                                                        Hyon Ick Jo
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                                  /s/ Lawrence D. Panozzo
                                          By: _________________________________
                                                    Lawrence D. Panozzo
                                                   Corporate Controller
                                              (Principal Accounting Officer)

Date: August 14, 2000