Form 10-Q
period 2000-09-30
ZENITH ELECTRONICS CORP
filed 2000-11-14
CIK 109265

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

                    For the period ended September 30, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(D) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

   The registrant is a wholly-owned subsidiary of LG Electronics Inc., a corporation organized under the laws of the Republic of Korea.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Millions

                                               Three Months
                                                   Ended        Nine Months Ended
                                             -----------------  -----------------
                                             Sept. 30, Oct. 2,  Sept. 30, Oct. 2,
                                               2000     1999      2000     1999
                                             --------- -------  --------- -------
Net sales..................................   $144.7   $209.5    $399.2   $520.5
                                              ------   ------    ------   ------
Costs, Expenses and Other:
  Cost of products sold....................    137.0    189.0     374.4    474.7
  Selling, general and administrative......     17.7     22.6      56.8     70.0
  Engineering and research.................      2.7      5.1       8.4     15.8
  Other operating income, net (Note Five)..    (13.3)    (8.1)    (29.5)   (23.7)
  Restructuring charges (Note Four)........      1.8      2.5       7.6      9.4
                                              ------   ------    ------   ------
Operating loss.............................     (1.2)    (1.6)    (18.5)   (25.7)
Gain on asset sales, net...................      --      (2.9)      --      (2.9)
Interest expense...........................      3.2      2.0       7.9      5.9
Interest expense--related party............      3.6      7.1      11.7     27.4
Interest income............................     (0.2)    (0.3)     (1.2)    (0.9)
                                              ------   ------    ------   ------
Loss before reorganization items and income
 taxes from continuing operations..........     (7.8)    (7.5)    (36.9)   (55.2)
Reorganization items (Note Four):
  Professional fees........................      --       0.8       --       0.8
  Write off deferred debt issuance costs...      --       1.3       --       1.3
                                              ------   ------    ------   ------
Loss before income taxes from continuing
 operations................................     (7.8)    (9.6)    (36.9)   (57.3)
Income taxes...............................      --       0.2       0.6      1.7
                                              ------   ------    ------   ------
Net loss from continuing operations........   $ (7.8)  $ (9.8)   $(37.5)  $(59.0)
Net (income) loss from discontinued Network
 Systems Division (provision for income
 taxes zero in all periods) (Note Two).....      0.9      3.2      (0.5)     --
Gain on disposal of Network Systems
 Division (provision for income taxes zero)
 (Note Two)................................     (5.9)     --       (5.9)     --
                                              ------   ------    ------   ------
Net loss...................................   $ (2.8)  $(13.0)   $(31.1)  $(59.0)
                                              ======   ======    ======   ======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  In Millions

                                                    Sept. 30, Dec. 31,  Oct. 2,
                                                      2000      1999     1999
                                                    --------- --------  -------
ASSETS
Current Assets:
  Cash.............................................  $   --   $   --    $   --
  Receivables, net of allowance for doubtful
   accounts of $27.8, $23.5 and $23.2,
   respectively....................................    101.5     99.9     125.6
  Receivable from related party (Note Nine)........      3.6     12.4      11.4
  Inventories (Note Six)...........................    103.1     78.7     121.1
  Other............................................     27.7     30.7      25.4
                                                     -------  -------   -------
    Total current assets...........................    235.9    221.7     283.5
Property, plant and equipment, net.................     10.1      7.8      41.3
Property held for disposal (Note Eleven)...........      --      43.1       1.6
Receivable from related party (Note Eight).........      --       --       11.8
Other non-current assets...........................      5.3      6.4       8.3
                                                     -------  -------   -------
    Total assets...................................  $ 251.3  $ 279.0   $ 346.5
                                                     =======  =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt (Note Eight).....................  $  37.4  $  41.0   $  78.1
  Short-term debt with related party (Note Eight)..      --       --      132.0
  Accounts payable.................................     42.4     56.8      60.0
  Accounts payable with related party (Note Nine)..     40.1     41.1       1.1
  Income taxes payable.............................      5.8      5.1       5.4
  Accrued expenses.................................     85.2    129.7     157.3
                                                     -------  -------   -------
    Total current liabilities......................    210.9    273.7     433.9
Long-term liabilities..............................      --       --        6.3
Long-term liabilities with related party...........      --       --       10.9
Long-term debt (Note Eight)........................     39.6     39.1       --
Long-term debt with related party (Note Eight).....    190.3    124.6       --
                                                     -------  -------   -------
    Total liabilities not subject to compromise....    440.8    437.4     451.1
Liabilities subject to compromise (Note Seven).....      --       --      318.9
Stockholders' equity:
  Preferred stock..................................      --       --        --
  Common stock.....................................      --       --       67.6
  Additional paid-in capital.......................    772.7    772.7     506.8
  Retained earnings (deficit)......................   (962.2)  (931.1)   (996.2)
  Treasury stock...................................      --       --       (1.7)
                                                     -------  -------   -------
    Total stockholders' equity.....................   (189.5)  (158.4)   (423.5)
                                                     -------  -------   -------
    Total liabilities and stockholders' equity.....  $ 251.3  $ 279.0   $ 346.5
                                                     =======  =======   =======

     See accompanying Notes to Condensed Consolidated Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Millions

                                                        Increase (Decrease)
                                                              in Cash
                                                         Nine Months Ended
                                                        -----------------------
                                                        Sept. 30,    Oct. 2,
                                                           2000        1999
                                                        ----------   ----------
Cash Flows from Operating Activities:
Net loss, including reorganization items...............  $   (31.1)  $    (59.0)
Adjustments to reconcile net loss to net cash used by
 operations:
  Depreciation.........................................        2.9         12.1
  Other................................................        --          (5.4)
  Gain on asset sales, net.............................       (6.0)        (2.9)
  Changes in assets and liabilities:
    Current accounts...................................      (21.7)       (58.3)
    Other assets.......................................        1.1          6.2
    Other liabilities..................................        --           2.4
                                                         ---------   ----------
Net cash used by operating activities..................      (54.8)      (104.9)
                                                         ---------   ----------
Cash Flows from Investing Activities:
  Capital additions....................................       (1.4)        (2.5)
  Proceeds from asset sales............................        5.4         49.0
                                                         ---------   ----------
Net cash provided by investing activities..............        4.0         46.5
                                                         ---------   ----------
Cash Flows from Financing Activities:
  Short-term borrowings, net...........................       (3.6)        58.4
  Proceeds from long-term borrowings...................       60.0          --
  Principle payments on long-term debt.................       (5.6)         --
                                                         ---------   ----------
Net cash provided by financing activities..............       50.8         58.4
                                                         ---------   ----------
Increase in cash.......................................        --           --
Cash at beginning of period............................        --           --
                                                         ---------   ----------
Cash at end of period..................................  $     --    $      --
                                                         =========   ==========
Increase (decrease) in cash attributable to changes in
 current accounts:
  Receivables, net.....................................  $    (3.8)  $     (1.5)
  Income taxes.........................................        0.7          1.2
  Inventories..........................................      (40.6)       (36.9)
  Other current assets.................................        2.3        (14.6)
  Accounts payable and accrued expenses................       19.7         (6.5)
                                                         ---------   ----------
Net change in current accounts.........................  $   (21.7)  $    (58.3)
                                                         =========   ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest.............................................  $     6.6   $     14.3
  Income taxes.........................................        --           0.5
Non-cash activity:
  Transfer of Reynosa facilities and other Reynosa
   assets, net to an affiliate of LGE to settle account
   payable with related party..........................  $    67.0   $      --
  Interest added to principle of LGE Senior Note,
   including $2.3 million accrued in 1999..............       11.8          --

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

Note Two--Sale of Network Systems Division

   On August 8, 2000, the company sold substantially all of the assets of its Network Systems Division to a subsidiary of Motorola, Inc. for $14.9 million. This discontinued segment has been segregated and the accompanying condensed consolidated statements of operations and related footnotes have been restated. However, because the sale involved primarily the Division's inventory and property, plant and equipment, the condensed consolidated balance sheets and condensed consolidated statements of cash flows have not been restated.

   Net sales for the Network Systems Division were $8.1 million and $47.5 million in the period from July 1, 2000 through August 7, 2000 and the period from January 1, 2000 through August 7, 2000, respectively, and $18.5 million and $75.3 million in the three and nine-month periods ended October 2, 1999, respectively. The inventory and property, plant and equipment sold were $5.0 million and $1.7 million, respectively, as of the date of sale, and $7.6 million and $1.4 million, respectively, as of December 31, 1999. A gain of $5.9 million was recorded on the sale of the Network Systems Division.

Note Three--Liquidity and Financial Condition

   The company has incurred net losses before extraordinary item of $64.1 million, $275.5 million and $299.4 million for the years ended December 31, 1999, 1998 and 1997, respectively, and incurred a net loss of $31.1 million in the nine months ended September 30, 2000. In addition, the company had a negative working capital position of $52.0 million as of December 31, 1999, and the $25.0 million positive working capital position as of September 30, 2000, resulted from borrowing $60.0 million from LG Electronics Inc. ("LGE") under the LGE credit support agreement discussed in Note Eight. The company believes that, giving effect to (i) the Citicorp three-year senior credit facility and the LGE credit support and (ii) the company's projected cash flow from operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements. However, such belief is based upon various assumptions, including those underlying its current business operations as a digital sales, marketing and research and development company which relies on outsourced products. The company's access to available funds from the Citicorp three-year senior credit facility and the LGE credit support is conditioned upon continued compliance with certain financial covenants in fiscal year 2000. In addition to its $60.0 million credit support, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit facility.

Note Four--Restructuring Charges and Reorganization Items

   During the three and nine months ended September 30, 2000, the company recorded $1.8 million and $7.6 million, respectively, of restructuring charges, primarily related to (i) additional severance incurred in connection with the closure and transfer of the company's Mexican manufacturing facilities, (ii) additional exit costs accrued for the closure of Mexican subsidiaries and (iii) professional fees relating to disposal of assets in connection with the company's conversion from a manufacturer to a digital sales, marketing and research and development company, the appeal of the confirmation of the company's prepackaged plan of reorganization and post-closing matters for assets sold in prior periods.

   During the three and nine months ended October 2, 1999, the company recorded $2.5 million and $9.4 million, respectively, of restructuring charges, primarily related to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization. In addition, for the period from the filing of the petition for relief on August 23, 1999 to October 2, 1999, the company incurred $0.8 million of professional fees for purposes discussed above which was included in reorganization items. Deferred debt issuance costs ($1.3 million) related to debt restructured pursuant to the prepackaged plan of reorganization were also written off and included in reorganization items.

   A summary of the restructuring charges recorded for the first nine months of 2000 is as follows (in millions):

                                             Nine Months Ended
                                               Sept. 30, 2000
                             Restructuring ---------------------- Restructuring
                              Reserve at   Restructuring   Cash     Reserve at
                             Dec. 31, 1999    Charges    Payments Sept. 30, 2000
                             ------------- ------------- -------- --------------
   Severance and other
    employee costs.........      $ 6.0         $4.4       $ (6.7)      $3.7
   Plant closure and
    business exit costs....        6.7          0.7         (3.0)       4.4
   Professional fees.......        5.4          2.5         (7.2)       0.7
   Other...................        0.3          --          (0.3)       --
                                 -----         ----       ------       ----
       Total restructuring.      $18.4         $7.6       $(17.2)      $8.8
                                 =====         ====       ======       ====

   The $8.8 million reserve appears, at this time, to be adequate to cover the remaining costs of the restructuring activity identified at September 30, 2000.

   In addition, as of September 30, 2000 and December 31, 1999, the company has reserves for asset impairment of $50.7 million and $86.1 million, respectively, which were provided for in 1997 and 1998 and are included in fixed assets.

Note Five--Other Operating Expense (Income)

   Other operating expense (income) consisted of the following (in millions):

                               Three Months Ended           Nine Months Ended
                           --------------------------- ---------------------------
                           Sept. 30, 2000 Oct. 2, 1999 Sept. 30, 2000 Oct. 2, 1999
                           -------------- ------------ -------------- ------------
   Royalty income--tuner
    system patents........     $ (8.7)       $(7.7)        $(22.6)       $(21.0)
   Royalty income--VCR
    direct ship...........        --          (0.4)           --           (1.5)
   Royalty income--other..       (0.6)        (0.4)          (1.8)         (2.3)
   Bank fees..............        0.3          0.6            2.3           1.5
   Engineering and
    research services
    provided to LGE.......       (1.4)         --            (4.3)          --
   Other..................       (2.9)        (0.2)          (3.1)         (0.4)
                               ------        -----         ------        ------
       Total other
        operating income,
        net...............     $(13.3)       $(8.1)        $(29.5)       $(23.7)
                               ======        =====         ======        ======

Note Six--Inventories

   Inventories consisted of the following (in millions):

                                     Sept. 30, 2000 Dec. 31, 1999 Oct. 2, 1999
                                     -------------- ------------- ------------
   Raw materials and work-in-
    process.........................     $  7.6         $26.0        $ 25.5
   Finished goods...................       95.5          52.7          95.6
                                         ------         -----        ------
       Total inventories............     $103.1         $78.7        $121.1
                                         ======         =====        ======

Note Seven--Impact of Filing Plan of Reorganization on 1999 Financial
Statements

   In August 1999, the company filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the District of Delaware.

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

   Interest expense was $9.1 million and $33.3 million in the three and nine-month periods ended October 2, 1999, respectively. Contractual interest was $11.9 million and $36.1 million in these same periods. The $2.8 million difference reflects the suspension of contractual interest on the company's 6 1/4 percent subordinated debentures and unsecured and partially secured debt with LGE as a result of the Chapter 11 filing and, in accordance with SOP 90-7, suspension of interest expense accruals.

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

   The company was obligated for the repayment of this settlement amount to LGE. As a result, as discussed above, the company's October 2, 1999 financial statements reflected $88.3 million in "Liabilities subject to compromise" ($90.1 million less $1.8 million reduction from proceeds of sales of equipment previously included in the sale-leaseback transaction), which was settled as part of the prepackaged plan of reorganization.

   The company's October 2, 1999 financial statements also reflected an $11.8 million receivable from LGE, which represented the appraised fair value of the sale-leaseback manufacturing equipment receivable from LGE initially recorded at $21.3 million, reduced by $9.5 million as the company purchased equipment prior to its selling the equipment to third parties. The company's December 31, 1999 financial statements did not reflect a receivable from LGE for the manufacturing equipment because this receivable was reclassified as follows:
(i) $3.8 million to machinery and equipment and (ii) $8.0 million to property held for disposal, pending the transfer of the Reynosa facilities to an affiliate of LGE on January 1, 2000, in accordance with the prepackaged plan of reorganization.

   On November 9, 1999, on the company's exit from bankruptcy proceedings, Citicorp terminated the debtor-in-possession financing facility, which it had provided. Also, on November 9, 1999, the company entered into a senior bank credit agreement with Citicorp North America, Inc. that provided for a three-year $150.0 million senior credit facility subject to borrowing base restrictions. The facility is secured by substantially all of the company's assets and is subject to other terms and conditions. Borrowings bear interest based on specified margins in a range of 1.5 percent to 3.0 percent above LIBOR or the prime rate depending on the company's compliance with certain financial covenants. The Citicorp senior credit facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates. As of July 5, 2000, the company had reduced the commitment available under the senior credit facility to $130.0 million as a result of its projected borrowing base and cash flow requirements.

   The Citicorp three-year senior credit facility and the LGE restructured senior note discussed below are in addition to the $60.0 million post-restructuring credit support provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties. As of September 30, 2000, $60.0 million is outstanding under this facility. This LGE facility contains covenants, which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility originally provided for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology. In June 2000, the LGE facility was amended to reduce the interest rate on borrowing to LIBOR plus 3.0 percent per annum.

   In accordance with the prepackaged plan of reorganization, the company's $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million of 8.19 percent senior debentures maturing in November 2009, which were recorded at fair value of $39.1 million. The $10.9 million discount is being amortized over the life of the new senior debentures using the effective interest rate method with $0.5 million amortized as of September 30, 2000. The debentures can be redeemed at par in whole or in part at any time and rank equally with all senior debt of the company.

   As part of the company's prepackaged plan of reorganization, LGE received the $126.2 million LGE restructured senior note as settlement of certain LGE claims. This note originally provided for interest to be accrued at LIBOR plus
6.5 percent per annum, with interest added to the principle amount of the note if certain financial ratios are not met. As of August 1, 2000, the LGE restructured senior note was amended to reduce the interest rate on borrowing to LIBOR plus 3.0 percent per annum, more closely reflecting the interest rate paid on the Citibank debt discussed above. Further, the terms determining cash payment of the interest accrued were amended to once per year versus quarterly.

   As of September 30, 2000, the balance of this note outstanding is $130.3 million. The note, which matures on November 1, 2009, is secured by a first lien on all assets leased to the company and its subsidiaries pursuant to the leveraged leases and transferred to the company pursuant to the restructuring agreement. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions.

   The company remains in compliance with all financial covenants of all outstanding debt issues as of September 30, 2000.

Note Nine--Related Party

   In November 1995, LGE and an affiliate of LGE purchased a majority of the shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company. As a result of the approval of the prepackaged plan of reorganization in November 1999, LGE owns 100 percent of the common stock of the company.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent significant transactions between the company and LGE during the three and nine-month periods ended September 30, 2000 and October 2, 1999.

   Product purchases: In the ordinary course of business, the company purchases televisions, VCRs, television-VCR combinations and components from LGE and its affiliates. Effective January 1, 2000, the company transferred its Reynosa, Mexico manufacturing facilities to an affiliate of LGE as part of the company's operational restructuring and prepackaged plan of reorganization, resulting in significantly increased purchases from LGE. The company purchased $159.3 million and $353.6 million of these items during the three and nine-month periods ended September 30, 2000, respectively, and $15.6 million and $35.2 million of these items during the three and nine-month periods ended October 2, 1999, respectively. In addition, in the three and nine-month periods ended September 30, 2000, the company purchased $3.0 million and $7.5 million, respectively, of parts from LGE.

   In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sold and shipped VCRs directly to the company's two largest customers and paid the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. During the three and nine-month periods ended October 2, 1999, the company accrued approximately $0.4 million and $1.5 million, respectively, in royalties for the use of the company's brand names pursuant to this direct shipment program. Effective January 1, 2000, the company sells directly to its two largest customers and no royalties are accrued. An arrangement was entered into in April 1997, in Canada where LGE's Canadian affiliate sold Zenith branded VCRs under a license from the company. Pursuant to that arrangement, the company accrued approximately $0.4 million in the nine-month period ended October 2, 1999. No accrual was recorded in the third quarter of 1999 or in the three and nine-month periods ended September 30, 2000.

   Product and other sales: The company sold televisions, and prior to 2000, picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates. Sales by the company to LGE and its affiliates were $1.1 million and $2.0 million during the three and nine-month periods ended September 30, 2000, respectively, and $11.1 million and $24.2 million during the three and nine-month periods ended October 2, 1999, respectively. The lower sales in 2000 were the result of cessation of sales to LGE in Mexico as a result of the transfer of the Reynosa, Mexico facilities to an affiliate of LGE, as discussed above, and the company's closing of its other manufacturing operations in 1999.

   In June 2000, the company and LGE entered into an agreement whereby the company would provide engineering and research services on certain projects for LGE. These services are billed quarterly to LGE at a rate fully covering the company's direct and indirect costs. The amounts billed for the three and nine-month periods ended September 30, 2000 were $1.4 million and $4.3 million, respectively, and is included in other operating income.

   In December 1996, the company entered into a distributor agreement with an LGE subsidiary whereby LGE became the Canadian distributor for the company. During 1997, the company entered into a similar agreement with an LGE subsidiary in Mexico to sell the company's products in Mexico. During the three months and nine months ended September 30, 2000, the company's sales to the LGE Canadian subsidiary were $1.1 million and $2.0 million, respectively. During the three months and nine months ended October 2, 1999, the company's sales to the LGE Canadian subsidiary were $5.5 million and $9.4 million, respectively, and the company's sales to the LGE Mexican subsidiary were $5.6 million and $14.8 million, respectively. These amounts are included in the sales by the company to LGE and its affiliates discussed above.

   Other Items: Accounts payable with related party included $40.1 million and $1.1 million to LGE and its affiliates as of September 30, 2000 and October 2, 1999, respectively. As discussed above, effective January 1, 2000, the company transferred its Reynosa, Mexico manufacturing facilities to an affiliate of LGE. As a result, LGE is now a major supplier to the company and the accounts payable balance as of September 30, 2000, is part of normal transactions with LGE. In April 1997, the company and LGE entered into an arrangement whereby LGE provided a vendor credit line to the company to finance the company's purchases of certain goods from LGE in the ordinary course of business. Prior to April 1997, the company's accounts payable arising in the ordinary course of business to LGE were extended for certain periods of time, but no formal arrangement was in place. The amount of extended-term payables was $127.1 million as of October 2, 1999. The company was charged interest for the extended period at rates reflecting then-current market conditions in Korea. The extended-term payables were settled in cash and the remainder as part of the prepackaged plan of reorganization.

   Receivable from related party as of September 30, 2000, includes $2.2 million from sales in the normal course of business with LGE and $1.4 million for engineering and research services provided to LGE as discussed above.

   Effective May 1, 2000, the company is paying an affiliate of LGE for salaries and related costs for providing repair services and parts for warranty work for the company's products. Such payments were $1.6 million and $2.9 million for the three and nine-month periods ended September 30, 2000, respectively.

   See Note Eight for discussion of the credit support provided by LGE and the treatment of obligations to LGE in the prepackaged plan of reorganization.

   The company believes that the transactions between the company and LGE have been conducted on terms no less favorable to the company than could have been obtained with unrelated third parties.

Note Ten--Segment and Geographic Data

   The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--was composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designs, develops and markets digital set-top boxes, which are sold primarily to satellite systems operators, telecommunications companies and other commercial users. See Note Two--Sale of Network Systems Division.

Note Eleven--Property Held for Disposal

   Pursuant to the operational restructuring, the company became a digital sales, marketing and research and development company by discontinuing substantially all of its manufacturing operations and outsourcing substantially all products and components. During the first nine months of 2000, the decrease in property held for disposal resulted from the transfer of the Reynosa assets to an affiliate of LGE as part of the company's operational restructuring and prepackaged plan of reorganization and the sale of the Network Systems Division discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   The company's third quarter net loss from continuing operations, excluding restructuring charges and reorganization items, was $6.0 million in 2000 compared to $5.2 million in 1999. Including $1.8 million of restructuring charges, the company reported a 2000 third quarter net loss from continuing operations of $7.8 million. In the 1999 third quarter, the company reported a net loss from continuing operations of $9.8 million, including $4.6 million of restructuring charges and reorganization items.

   The third quarter of 2000 restructuring charges included (i) additional severance incurred in connection with the closure and transfer of the company's Mexican manufacturing facilities, (ii) additional exit costs accrued for the closure of Mexican subsidiaries and (iii) professional fees relating to disposal of assets in connection with the company's conversion from a manufacturer to a digital sales, marketing and research and development company, the appeal of the confirmation of the company's prepackaged plan of reorganization and post-closing matters for assets sold in prior periods.

   During the three months ended October 2, 1999, the restructuring charges related primarily to costs associated with work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization. In addition, for the period from the filing of the petition for relief on August 23, 1999 to October 2, 1999, the company incurred $0.8 million of professional fees for purposes discussed above, which were shown as reorganization items. Deferred debt issuance costs ($1.3 million) related to debt restructured pursuant to the prepackaged plan of reorganization were also written off and included in reorganization items.

   The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--was composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designs, develops and markets digital set-top boxes, which are sold primarily to satellite systems operators, telecommunications companies and other commercial users. On August 8, 2000, the company sold substantially all of the assets of its Network Systems Division to a subsidiary of Motorola, Inc. The discontinued segment has been segregated and the condensed consolidated statements of operations have been restated. The following discussion of results of operations covers only the continuing operations of the company.

   Total third quarter sales were $144.7 million in 2000, compared with $209.5 million in 1999. Sales decreased $64.8 million (or 31 percent) in the third quarter of 2000 compared to the same period a year ago due to: (i) the company's strategy of exiting product, customer and channel business which are not providing acceptable profit margins and (ii) the elimination of certain international and OEM sales following the company's cessation of manufacturing activity as a part of its reorganization.

   The company's third quarter 2000 gross margin was $7.7 million compared to $20.4 million in the prior year. The most significant cause for this decrease in margin dollars was the large revenue decrease discussed above. On a percentage basis also, the third quarter 2000 margin of 5.3 percent of sales was lower than the 1999 margin rate of 9.8 percent. This decrease is attributable to changes in product mix and competitive pressures in National accounts and Accessories businesses, and to unfavorable 2000 inventory reserve adjustments reflecting changing product and customer strategies, partially offset by merchandising and overhead cost reductions.

   Selling, general and administrative expenses were $17.7 million in the third quarter of 2000 (12.2 percent of net sales), compared with $22.6 million (10.8 percent of net sales) in the previous year. Expenses for 2000 benefited from the company's continuing efforts to downsize staffing. Engineering and research expenses were reduced to $2.7 million in the third quarter of 2000 from $5.1 million in the third quarter of 1999 due to reductions in corporate staff and the transfer/closure of manufacturing facilities.

   Other operating (income) was $(13.3) million for the third quarter of 2000 and ($8.1) million for the third quarter of 1999. Other operating income in the third quarter of 2000 and 1999 includes ($8.7) million and ($7.7) million, respectively, of accrued royalty income from manufacturers of television sets and VCRs who have taken licenses under some of the company's U.S. tuner system patents. The third quarter of 2000 also includes other income of ($1.4) million for engineering and research services provided to LGE.

   Interest expense was $6.8 million in the third quarter of 2000, compared with $9.1 million in the comparable period of the previous year. The change resulted primarily from less interest-bearing obligations in 2000 due to LGE converting $200.0 million of the company's debt and extended-term payables with LGE into 100 percent of the company's new common stock in connection with the prepackaged plan of reorganization. Interest expense was reduced by $2.8 million in 1999 reflecting the suspension of contractual interest on the 6 1/4 percent subordinated debentures and certain unsecured debt with LGE as a result of the Chapter 11 filing from the date of filing of the prepackaged plan and, in accordance with SOP 90-7, suspension of interest expense accruals.

   For the first nine months of 2000, the company reported a net loss from continuing operations, excluding restructuring charges and reorganization items, of $29.9 million compared to $47.5 million in the same period of 1999. Including a $7.6 million restructuring charge, the company reported a 2000 nine-month net loss from continuing operations of $37.5 million. In the first nine months of 1999, including $11.5 million restructuring charges and reorganization items, the company reported a net loss from continuing operations of $59.0 million. Nine-month sales were $399.2 million in 2000 and $520.5 million in 1999.

Results of Discontinued Operations

   Net sales for the Network Systems Division were $8.1 million and $47.5 million in the period from July 1, 2000 through August 7, 2000 and the period from January 1, 2000 through August 7, 2000, respectively, and $18.5 million and $75.3 million in the three and nine-month periods ended October 2, 1999, respectively. The decrease in the current year periods resulted from the completion during 1999 of a multi-year contract and the phase-out of analog set-top boxes and cable modems since the third quarter of 1998.

   Pretax and net (income) loss for the Network Systems Division were $0.9 million and $(0.5) million for the third quarter and first nine months of 2000, respectively, and $3.2 million and $0.0 million, respectively, for the same periods in 1999. In addition, the gain on disposal of the Division in the third quarter of 2000 was $5.9 million.

Liquidity and Capital Resources

   Because the Network Systems Division's net assets sold were primarily inventory and property, plant and equipment, the condensed consolidated balance sheets and condensed consolidated statements of cash flows have not been restated. The following discussion of liquidity and capital resources includes the Network Systems Division.

   During the nine months ended September 30, 2000, $54.8 million of cash was used by operating activities as a result of $34.2 million of net loss from operations (excluding depreciation and gain on asset sales, net) and $21.7 million of cash used by the change in current accounts. The latter was principally composed of a $40.6 million increase in inventories partially offset by a $19.7 million increase in accounts payable and accrued expenses. The increase in inventories and accounts payable and accrued expenses resulted primarily from the seasonal build-up of inventories; however, inventories were $18.0 million lower than the amount at October 2, 1999, due to the decreased manufacturing activities.

   During the nine months ended September 30, 2000, proceeds from asset sales exceeded capital additions by $4.0 million.

   During the nine months ended September 30, 2000, financing activities provided $50.8 million of cash. This was composed of $60.0 million of borrowings under the LGE credit support agreement, partially offset by $3.6 million of repayments under the three-year Citicorp senior credit facility and $5.6 million of repayments under the LGE restructured senior note. (The $11.8 million of interest added to principle of the LGE restructured senior note in 2000 was a non-cash transaction.)

   As of September 30, 2000, the company had $277.7 million of interest-bearing obligations which consisted of: (i) $37.4 million borrowed from Citicorp under the three-year $150.0 million senior credit facility, (ii) $50.0 million of 8.19 percent senior debentures due 2009 ($39.6 million at amortized amount) (iii) $130.3 million outstanding under the LGE restructured senior note; and (iv) $60.0 million borrowed from LGE under the credit support agreement.

   On November 9, 1999, on the company's exit from bankruptcy proceedings, Citicorp terminated the debtor-in-possession financing facility, which it had provided. Also, on November 9, 1999, the company entered into a senior bank credit agreement with Citicorp North America, Inc. that provided for a three-year $150.0 million senior credit facility subject to borrowing base restrictions. The facility is secured by substantially all of the company's assets and is subject to other terms and conditions. Borrowings bear interest based on specified margins in a range of 1.5 percent to 3.0 percent above LIBOR or the prime rate depending on the company's compliance with certain financial covenants. The Citicorp senior credit facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates. As of July 5, 2000, the company had reduced the commitment available under the Citicorp senior credit facility to $130.0 million as a result of its projected borrowing base and cash flow requirements.

   In accordance with the prepackaged plan of reorganization, the company's $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million of 8.19 percent senior debentures maturing in November 2009, which were recorded at fair value of $39.1 million. The $10.9 million discount is being amortized over the life of the new senior debentures using the effective interest rate method with $0.5 million amortized as of September 30, 2000. The debentures can be redeemed at par in whole or in part at any time and rank equally with all senior debt of the company.

   As part of the company's prepackaged plan of reorganization, LGE received the $126.2 million LGE restructured senior note as settlement of certain LGE claims. This note originally provided for interest to be accrued at LIBOR plus
6.5 percent per annum, with interest added to the principle amount of the note if certain financial ratios are not met. As of August 1, 2000, the LGE restructured senior note was amended to reduce the interest rate on borrowing to LIBOR plus 3.0 percent per annum, more closely reflecting the interest rate paid on the Citibank debt discussed above. Further, the terms determining cash payment of interest accrued were amended to once per year versus quarterly. The note, which matures on November 1, 2009, is secured by a first lien on all assets leased to the company and its subsidiaries pursuant to the leveraged leases and transferred to the company pursuant to the restructuring agreement. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions.

   The Citicorp three-year senior credit facility and the LGE restructured senior note are in addition to the $60.0 million post-restructuring credit support provided by LGE to the company pursuant to the terms of the restructuring agreement between the parties. This LGE facility contains covenants, which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility originally provided for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology. In June 2000, the LGE facility was amended to reduce the interest rate on borrowing to LIBOR plus 3.0 percent per annum.

   The company remains in compliance with all financial covenants of all outstanding debt issues as of September 30, 2000.

   The company believes that, giving effect to the Citicorp three-year senior credit facility, together with its LGE credit support and the company's projected cash generated by operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements. However, such belief is based upon various assumptions, including those underlying its current business operations as a digital sales, marketing and research and development company which relies on outsourced products. The company is highly dependent on the continued financial support of LGE. In addition to its $60.0 million credit support, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit line.

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

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   On October 11, 2000, Ian G. Woods resigned as President and Chief Executive Officer of the company and also resigned from the company's Board of Directors. Tokjoo Lee, a career LGE executive, was appointed as the new President and Chief Executive Officer as of that date and was appointed to the company's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     10(o) Employment Separation Agreement and General Release dated as of August 12, 2000 by and between Ian G. Woods and Zenith Electronics Corporation

   (27) Financial Data Schedule for the nine months ended September 30, 2000

   (b) Reports on Form 8-K

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

Date: November 14, 2000