Form 10-K405
period 2000-12-31
ZENITH ELECTRONICS CORP
filed 2001-04-02
CIK 109265

                                                          DRAFT 3/27/01 3:33 PM

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 2000

                         Commission File Number 1-4115

                               ----------------

                        Zenith Electronics Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                              36-1996520
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)              Identification Number)

  2000 Millbrook Drive, Lincolnshire,                   60069
               Illinois
    (Address of principal executive                   (Zip code)
               offices)

       Registrant's telephone number, including area code (847) 941-8000

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

                               ----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                       ---   ---

   The registrant is a wholly owned subsidiary of LG Electronics Inc., a corporation organized under the laws of the Republic of Korea.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

   The company was founded in 1918, incorporated in Illinois in 1923 and reincorporated in Delaware in 1958. The company's current operations include the design, research and development and marketing of video products, (including television sets, VCRs, DVD players and other consumer products) along with parts and accessories for such products, all of which are sold principally to retail dealers in the United States and to wholesale distributors in the United States and in foreign countries. The company also sells these products directly to buying groups and private label customers as well as customers in the lodging, health care and rent-to-own industries. Since 1998, the company has transitioned from a manufacturer and marketer of consumer electronics to an outsource manufacturing model. For 2000, the company purchased all of its product lines from third parties. On August 8, 2000, the company sold substantially all of the assets of its Network Systems Division to a subsidiary of Motorola, Inc. That division designed, developed and marketed digital set-top boxes, which were sold primarily to satellite systems operators, telecommunications companies and other commercial users.

   The company believes that it cannot be successful in the television and consumer electronics business, given the highly competitive price based environment in commodity-sized analog television sets, unless it is able to substantially improve brand image and the technical features available on its products. Accordingly, in the fourth quarter of 2000, the company announced its intention to exit substantial portions of the consumer analog business and concentrate on the distribution of digital video entertainment products. Such products would incorporate technologies and manufacturing techniques available through its parent, LG Electronics Inc., a corporation organized under the laws of the Republic of Korea ("LGE"), such as plasma and LCD screen technologies, and would provide differentiation of its product from the company's competitors. The company will also continue to focus on its commercial business, with sales to hospitality and educational customers, where it believes it has competitive advantages due to technical product capabilities and where it believes its digital products will also be accepted. Under the plan to reduce analog product lines, the company will be significantly smaller at first, producing lower sales and revenues in 2001, but losses are also expected to be lower.

   The success of this digital strategy involves a number of unproven developments in the company's business, such as successful new model introductions and the acceptance by consumers and customers of higher featured branded products. The digital strategy also relies on the company's suppliers, particularly LGE, for successful implementation of manufacturing techniques and product pricing to provide products incorporating the new technical features, reliability and the availability of the new products. There can be no assurance that the company and its suppliers will be able to successfully implement the digital product strategy.

   In 2000, the company outsourced its parts and service operation to an LGE affiliate located in the United States. Additionally, the company intends to outsource and coordinate some financial and back office functions with other LGE subsidiaries located in the United States during 2001 in order to reduce overhead costs and achieve economies of scale in these areas.

   As a result of the company's prepackaged bankruptcy proceeding in November 1999, the company became a wholly owned subsidiary of LGE. In November 1995, LGE and an affiliate of LGE purchased a majority of the shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media.

   The company has incurred losses from operations in all but one of the years since 1985. On August 23, 1999, the company filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the District of Delaware. At the time of its filing, the company had already solicited and received approval of its prepackaged plan of reorganization by holders of the company's 6 1/4 percent subordinated debentures due 2011, LGE and Citibank, as secured creditors. On November 5, 1999, the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the company's prepackaged plan of reorganization. On November 9, 1999, the company satisfied certain conditions precedent to the plan's effectiveness, declared the prepackaged plan effective and emerged from the bankruptcy proceeding. Pursuant to the operational restructuring started in 1998, the company became a sales, marketing, distribution and technology company by discontinuing substantially all of its manufacturing operations in 1998 and 1999, outsourcing substantially all products and components, selling certain other assets such as plants, warehouses and equipment in 1998 and 1999 and focusing on the development of its distribution channels, technologies, patent rights and accessories business.

   The company's prepackaged plan of reorganization resulted in reduced debt and restructuring of existing debt as follows:

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

     (iv) the company and LGE entered into a new $60.0 million credit facility,

     (v) $39.5 million of the restructured senior notes referred to above were settled by the transfer of the company's production facility located in Reynosa, Mexico to LGE on January 1, 2000,

     (vi) the company's old common stock and treasury stock were canceled, thereby increasing old additional paid-in capital (no distribution was made to any holders as a result of their shares),

     (vii) the company's articles of incorporation and by-laws were amended, and

     (viii) LGE converted $200.0 million of the company's debt and extended-term payables with LGE into 100 percent of the company's new common stock, and as a result, the company became a wholly owned subsidiary of LGE.

   Certain holders of the company's old common stock appealed the confirmation seeking to overturn the confirmation of the plan of reorganization. The company filed a motion to dismiss the appeal, which motion was granted. The equity group has appealed that decision. See Legal Proceedings--Litigation.

Outsourcing Contracts

   The company expects to purchase a majority of its 2001 model year requirements, including HDTV and digital television products, VCRs and TV-DVD combinations, from LGE and LGE-related affiliates under purchase orders. The company has agreed to purchase a substantial portion of its portable and table model television sets from the company's former facilities in Reynosa, Mexico, which were transferred to an affiliate of LGE under the terms of the prepackaged plan as of January 1, 2000. The company has entered into or is negotiating arrangements to purchase the remainder of its requirements, including consoles, small screen televisions and projection television sets, from other suppliers.

Patents

   The company holds many patents and is licensed under a number of patents, which are of importance to its business. The company has patents and patent applications for numerous digital high-definition television ("HDTV") and digital television related inventions. To the extent these inventions are incorporated into the digital television broadcast standard adopted by the Federal Communications Commission ("FCC"), the company expects to receive royalties from these patents, although the company does not currently have license agreements in place for this technology. In addition, royalties may be received from these patents for non-HDTV applications as well. In 1999, more than one hundred U.S. television stations commenced digital television broadcasting using the company's digital transmission system.

   In February 2000, the FCC unanimously denied a petition filed by a group of broadcasters, requesting that the FCC modify its rules to give broadcasters the option to transmit digital television signals using a modulation method different than the FCC-adopted modulation system developed by the company. While some opposition to the current standard continues, the company believes that its technology has support among manufacturers of television sets, integrated circuitry and broadcast equipment as well as many broadcasters. In January 2001, the boards of directors of the National Association of Broadcasters and the Association for Maximum Service Television adopted a resolution that reaffirmed their endorsement of the HDTV standard developed by Zenith.

   Major manufacturers of television sets and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuner system patents. The amount of royalty income recorded in 2000 was $32.9 million. The amount of royalty income expected to be recorded in the period from 2001 through 2003 will depend upon the sales of televisions and VCRs but is expected to decline each year to 2003, when the last of these patents expire. The loss of any substantial portion of the company's patent royalties would have a material adverse effect on the company's business, financial condition, results of operations and ability to meet its creditor obligations. See Legal Proceedings--Litigation.

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

Major Customers

   Sales to a single customer, Circuit City Stores, Inc., amounted to $113.4 million (20 percent of revenue) in 2000. Sales to a second customer, Sears, Roebuck and Company, accounted for $57.6 million (10 percent of revenue) in 2000. No other customer accounted for 10 percent or more of net sales in 2000.

Competitive Conditions

   Competitive factors in North America include price, performance, quality, brand strength and reputation, variety of products and features offered, marketing and sales capabilities, product costs, and service and support. The company believes it competes well with respect to each of these factors.

   The company's major product areas, particularly the analog color television market, are highly competitive. In efforts to increase market share or achieve higher production volumes, the company's major competitors have aggressively lowered their selling prices in the past several years. As stated above, the company's decision to exit a substantial portion of its consumer analog business and distribute digital television product was based on decreasing exposure to this pricing competition and increasing competition based on product technical capabilities. The company believes it will be more successful competing in the latter attribute.

Research and Development

   During 2000, expenditures for research and engineering relating to new products and services and to improvements of existing products, services and manufacturing techniques were $10.8 million compared to $19.9 million in 1999 and $29.3 million in 1998. The decrease was the result of reductions in corporate product and manufacturing engineering staff and the transfer/closure of manufacturing facilities.

Environmental Matters

   Compliance with federal, state and local environmental protection provisions is not expected to have a material effect on capital expenditures, earnings or the competitive position of the company. Further information regarding environmental compliance is set forth under Item 3 of this report.

Employees

   At December 31, 2000, the company employed 405 people, of whom 2 were hourly workers covered by collective bargaining agreements and 59 were temporary employees or outside contractors. At December 31, 2000, approximately 350 of the company's employees were located in the Chicago, Illinois, area. At December 31, 1999, the company employed approximately 3,950 people, of whom approximately 2,150 were hourly workers covered by collective bargaining agreements. The decrease in the number of employees as of December 31, 2000, is primarily the result of the company transferring its Reynosa, Mexico operations to an LGE affiliate on January 1, 2000, the sale of the Network Systems Division effective August 8, 2000, and the sale of the Parts and Service Group to an LGE affiliate on November 1, 2000.

   The company believes that it has good relations with its employees.

 Financial Information about Foreign and Domestic Operations and Export Sales

   Information regarding foreign operations is included in Note Eight to the company's consolidated financial statements. Export sales are less than 10 percent of consolidated net sales.

   During 2000, the company's product lines were dependent on the operations of manufacturing and assembly facilities located in Mexico, even though ownership of such facilities was transferred to an LGE affiliate.

ITEM 2. PROPERTIES

   As of December 31, 2000, the company occupied a total of approximately 1.9 million square feet for warehousing, engineering and research, administration and distribution, as described below.

                                                                                   Square Feet
Location                             Nature of Operations                         (in millions)
- --------                             --------------------                         -------------
Domestic:
Chicago, Illinois                    Two locations housing
(including suburban locations)       headquarters/administrative facilities, both      0.1
                                     of which are leased by the company
                                     Two decommissioned production plants
                                     (Approximately 104,000 square feet are
                                     leased by the company.)                           1.1

Dallas and Fort Worth, Texas,        Five locations--warehouses and office
Greeneville, Tennessee,              facilities, all of which are leased by the        0.7
Ontario, California,                 company
Uniondale, New York

Foreign:
Taiwan                               One purchasing office                             --
                                                                                       ---
  Total                                                                                1.9
                                                                                       ===

   The company's facilities are suitable and adequate to meet current and anticipated requirements. Mortgages exist on domestic real property as collateral for certain of the company's financing agreements. The company relocated its headquarters from Glenview, Illinois to Lincolnshire, Illinois in December 2000. The lease on the company's headquarters building expires on December 31, 2005.

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

Litigation

   In June 1998, Funai Electric Co., Ltd., a licensee of the company's tuner patents, filed suit in the U.S. District Court in Los Angeles against the company seeking a declaratory judgment that the company's tuner patents were invalid and unenforceable, or that the plaintiff's use of certain technologies in its current products did not infringe on the company's tuner patents. The complaint seeks the return of previously paid royalties. The plaintiff also sought a preliminary injunction precluding the company from terminating its licensing agreement and allowing it to pay future royalties into an escrow. The court has denied the plaintiff's request for a temporary restraining order against the company and has also denied plaintiff's motions for a preliminary injunction and for summary judgement to declare the patents invalid. The discovery stage of the case is complete, pretrial motions are being heard, and trial has been scheduled for late 2001.

   The company's prepackaged plan of reorganization was confirmed by the U.S. Bankruptcy Court for the District of Delaware on November 5, 1999, subject to certain conditions precedent to its effectiveness. The company satisfied all of the conditions to confirmation, and the bankruptcy plan was declared effective on November 9, 1999. Following confirmation, certain holders of the company's old common stock filed an appeal of the confirmation order in the U.S. District Court for the District of Delaware, which dismissed that appeal on grounds of mootness. The equity group has appealed that decision to the Third Circuit Court of Appeals, and oral argument in the case was heard in January 2001. A decision has not been issued.

Environmental Litigation

   WVP Income III, LP has brought a legal action in the federal court for the Northern District of California under the Resource Conservation and Recovery Act ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") and several state causes of action, asserting that the company caused contamination on property owned by the plaintiff in Menlo Park, California. A wholly owned subsidiary of the company, Zenith Radio Research Corporation, purchased the newly constructed Menlo Park facility in 1959. The subsidiary ceased operations at the facility in 1972, and the property was sold in 1974. Following the company's sale of the property, the primary occupant was Raychem Corporation from approximately 1976 until 1993. Plaintiff's lawsuit has named the company and Raychem as defendants. No work plan has yet been adopted, but plaintiff has demanded of all defendants a total amount just under $5.0 million. Various cost estimates have been presented ranging from $2.0 million to $5.0 million and the parties have received a fixed amount contract proposal in the amount of $3.1 million. The company has notified its insurance carriers of the claim. Two of the company's insurance carriers are paying the cost of defense (under reservation of rights) and are considering settlement opportunities.

   The company has been named as one of several dozen defendants in a suit filed in Texas concerning sites to which the company or its subsidiaries are alleged to have shipped various materials and chemicals linked to former television manufacturing plants in Mexico. The case is entitled Vasquez d/b/a Farmers' Marketing Service et al v. Republic Waste Industries, Inc. et al, a tort action, filed in the District Court for Hidalgo County, Texas in December 1999. The case is in the early stages of discovery.

Environmental Matters

   The company and/or one of its subsidiaries are currently named either as Potentially Responsible Parties ("PRPs") or third party defendants under CERCLA, as an alleged generator of hazardous waste disposed of at eight contaminated sites in the United States. These are: the Rocky Flats Industrial Park Superfund Site in

Jefferson County, Colorado, the Liquid Dynamics Superfund Site in Chicago, Illinois, the Midwest Solvent Recovery Superfund Sites in Gary, Indiana, ("MIDCO"), the Galaxy/Spectron, Inc. Superfund Site in Elkton, Maryland, the Master Metals Superfund Site in Cleveland, Ohio, the Fisher-Calo Superfund Site in Kingsbury, Indiana, the North Penn Area 7 Superfund Site in Lansdale, Pennsylvania and the Boarhead Farms Superfund Site in Bridgeton Township, Pennsylvania.

   Except as described below as to Rocky Flats, MIDCO and North Penn, based on information available to the company at this time, the company believes its share of liability at each of these sites will not be material.

   The company paid $85,000 as its share of the investigative costs at the Rocky Flats Industrial Park Superfund Industrial Site. Based on the information available at this time, the company's share of future response costs is not expected to exceed $500,000. In addition, the liability for any additional remedial work that may be required has not been determined.

   The company is performing an investigation of soil contamination at its former plant location in Lansdale, PA. Based on the information available at this time, the company does not expect the cost of its soil investigation to be material. There is not sufficient information at this time to estimate the cost of remedial action that the company may be required to take in response to soil contamination. In addition, U.S. Environmental Protection Agency is performing a groundwater investigation. There is not sufficient information at this time to estimate the amount the company may be liable for the cost of this groundwater investigation or the cost of any groundwater remedial action the company may be required to take.

   The company is one of several parties that is performing a remedial action at the MIDCO sites in Gary, Indiana. Based on the information available at this time, the company's share of the remedial costs and long- term operation and maintenance is estimated to be $2.4 million, which is secured by a letter of credit.

   The company has completed the closure of a hazardous waste boiler site used at a former manufacturing plant located in Springfield, Missouri, and is required to conduct long-term groundwater monitoring and post-closure care at this facility. The estimated costs of this activity were fully accrued in 1997.

Employment Cases

   The company has a number of employment claims, charges or lawsuits alleging various types of discrimination. There are twelve lawsuits alleging age discrimination or retaliation in connection with restructurings that took place in 1995 and 1996. These cases are currently scheduled for trial in 2001. The remaining matters are charges filed with various federal courts, and state and federal agencies. The company believes none of these cases are material on an individual basis, but it cannot assume that if all cases were decided against the company, the result in the aggregate would not be material.

Product Liability

   The company is the defendant in a number of products liability cases, including cases alleging wrongful death or severe injury resulting from alleged defects in the company's products. The company has undertaken defenses in such cases. The company is self-insured for a portion of its products liability claims and has established reserves at a level that it believes are appropriate to the cases commenced. The company believes none of these cases are material on an individual basis, but it cannot assume that if all cases were decided against the company, the result in the aggregate would not be material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   The company is a wholly owned subsidiary of LG Electronics Inc., a corporation organized under the laws of the Republic of Korea.

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

ITEM 6. SELECTED FINANCIAL DATA

               Five Year Summary of Selected Financial Data (1)

                            2000     1999        1998         1997      1996
                           -------  -------     -------     --------  --------
                                          In millions
Results of operations:
  Net sales............... $ 559.4  $ 739.9     $ 878.1     $1,116.2  $1,205.5
  Pre-tax income (loss)
   from continuing
   operations.............   (70.3)   (60.9)(2)  (266.7)(3)   (285.3)   (155.7)
  Net income (loss) from
   continuing operations..   (74.8)   (62.9)     (269.7)      (284.5)   (155.9)
Financial position:
  Total assets............ $ 148.3  $ 279.0     $ 350.0     $  527.7  $  765.3
  Long-term debt..........   229.7    163.7        97.8        132.8     152.7
  Stockholders' equity
   (deficit)..............  (222.9)  (158.4)     (364.5)       (89.0)    162.0

- --------
(1) Effective August 8, 2000, the company sold substantially all of the assets of its Network Systems Division to a subsidiary of Motorola, Inc. for $14.9 million. For Results of Operations, this discontinued segment has been segregated and the above data has been restated. The Financial Position data above has not been restated because the transaction involved primarily an asset sale of the Division's inventory and property, plant and equipment.
(2) Excludes extraordinary gain of $70.2 relating to exchange of $103.5 million of the company's 6 1/4 percent subordinated debentures due 2011 and related accrued interest for $50.0 million of new 8.19 percent senior debentures maturing in November 2009, recorded at fair value of $39.1 million as a result of the company's prepackaged plan of reorganization.
(3) Includes a $200.0 million asset impairment and restructuring charge related to the company's operational restructuring plan. See Note Six to the Consolidated Financial Statements.

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

   In the fourth quarter of 2000, the company announced and set into motion a plan to change the distribution and product strategy and reorganize the operations of the business. Beginning in 2001, the company will phase out substantial portions of its analog consumer electronics business and focus on becoming a distributor of digital televisions to the consumer market. The company will continue to sell a limited number of analog television models to the commercial market, which consists generally of hospitality and educational customers. This decision to change strategies effects the recoverability of the company's year-end inventory quantities and the collectability of its outstanding trade receivables. It also created additional restructuring liabilities.

   A significant amount of the company's inventory quantities at year-end are consumer analog products. Due to the 2000 decision discussed above, as the company has plans to discontinue selling substantial portions of these products at the end of the first quarter of 2001, there is uncertainty as to the recoverability of these inventories. In response to this uncertainty, management increased its estimated excess and obsolete inventory reserve. Another result of the phase out of analog consumer products is a change in the company's customer base. As part of its strategy, the company will be implementing a distributor network for many of its current national and regional customers. The company is also seeking direct relationships with other customers, which the company believes are better suited to provide the support necessary in successfully bringing the new digital product to market. Management communicated this change in strategy to its current customer base by early 2001 and anticipates an increase in disputed, short paid and uncollectable invoices in response. Because of the uncertainty of the collectabilty of these accounts, management increased its estimated allowance for doubtful accounts. Restructuring expenses were accrued due to the above strategic decision for severance costs for sales and administrative staff.

   The statements of consolidated operations summarize operating results for the last three years. This section of Management's Discussion and Analysis highlights the main factors affecting the changes in operating results during the three-year period.

   Revenue The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--was composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designs, develops and markets digital set-top boxes which are sold primarily to satellite systems operators, telecommunications companies and other commercial users. On August 8, 2000, the company sold substantially all of the assets of its Network Systems Division to a subsidiary of Motorola, Inc. (A gain of $5.9 million was recorded as a result of this sale.) This discontinued segment has been segregated and the consolidated statements of operations have been restated. The following discussion of results of operations covers the continuing operations of the company.
   .
   The analog color television market remains extremely competitive. Price competition continued during 2000, 1999 and 1998, forcing the company to reduce color television prices in each year to maintain sales volumes and market share. This price competition may continue to adversely affect the company's performance but will have less impact as the company's principal operations are transformed from analog to digital product. However, as a result of this decision, sales in 2001 are projected to be significantly lower than in 2000. The additional revenue generated by sales of digital products to new customers will not offset the loss of revenue from the phase out of a majority of the company's current customers. In addition, there can be no assurance as to the success of these new products, which will be more costly than the company's current products and will also be impacted by competitors' similar products.

   Sales in 2000 were $559.4 million, down twenty-four percent from 1999 sales of $739.9 million. Sales in 1999 decreased sixteen percent from 1998 sales of $878.1 million.

   The sales decline in 2000 when compared to 1999 was the result of (i) the company's strategy of exiting product, customer and channel business which were not providing acceptable profit margins and (ii) the elimination of certain international and OEM sales following the company's cessation of manufacturing activity and elimination of having to fully utilize plant resources as a part of its reorganization.

   The decline of $138.2 million in 1999 when compared to 1998 was caused by
(i) fierce competitive market actions in response to the company's filing for bankruptcy protection; (ii) delays in new product introduction and/or availability; (iii) a planned reduction in low margin sales business; (iv) decreased sales of the company's projection television line; (v) a reclassification of merchandising costs from selling, general and administrative expenses to revenue reduction in 1999; and (vi) continuing decreases in the company's high-margin service business due to the decreasing relative cost of replacement v. repair.

   Costs and Expenses In light of the company's net losses from operations and the competitive environment, the company has undertaken major cost reduction programs in each of the last three years. These programs included outsourcing of manufacturing, cost control and profit improvement initiatives; design, logistics and distribution improvements and business consolidations. The company continues to seek additional cost reduction opportunities. In addition, the company expects the conversion from analog to digital products will eventually increase gross margin both in absolute dollars and as a percentage of sales. Competition is expected to be based in the near-term on product capabilities rather than on selling price.

   The company's 2000 gross margin was $21.6 million compared to 1999 gross margin of $63.1 million and 1998 gross margin of $60.8 million. The decrease in 2000 compared with the prior year was primarily the result of the large revenue decrease discussed above. On a percentage basis also, the 2000 margin of 3.9 percent of sales was lower than the 1999 margin rate of 8.5 percent. This decrease is attributable to changes in product mix and competitive pricing pressures in National chain retailers and Accessories (remotes, tapes and antennas) businesses, and to increased provision for inventory adjustments in 2000, reflecting the company's changing customer and product strategies, specifically the anticipated conversion from analog to digital products in 2001, partially offset by merchandising and overhead cost reductions.

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

   Selling, general and administrative expenses were $77.3 million in 2000 (13.8 percent of revenue), $87.2 million (11.8 percent of revenue) in 1999 and $117.8 million (13.4 percent of revenue) in 1998. Expenses for 2000 benefited from the company's continuing efforts to downsize staffing, partially offset by the increased provision for bad debts recorded in anticipation of the conversion from analog to digital products. However, as a percent of revenue, 2000 costs were higher than 1999 because revenue decreased more than the reduction of costs. Expenses for 1999 benefited from the reclassification of co-op advertising costs, as discussed above, and continuing efforts to reduce expenses and downsize staffing. Expenses for 1998 also benefited from lower merchandising and advertising costs and the company's continuing efforts to downsize staffing.

   Amounts that the company spends each year on engineering and research relating to new products and services and to improvements of existing products and services are expensed as incurred. These amounts were $10.8 million in 2000, $19.9 million in 1999 and $29.3 million in 1998. These expenses as a percentage of revenues were 1.9 percent in 2000, 2.7 percent in 1999 and 3.3 percent in 1998. This decrease is due to reductions in corporate product and manufacturing engineering staff and the transfer/closure of manufacturing facilities during the three-year period.

   Other Operating (Income) Other operating (income) was ($38.7) million in 2000, ($37.6) million in 1999 and $($44.7) million in 1998. Included in these amounts is accrued royalty income from manufacturers of television sets and VCRs who have taken licenses under some of the company's U.S. tuner system patents. Royalty income from tuner system patents was ($30.7) million in 2000, ($30.6) million in 1999 and ($35.1) million in 1998. In 2000, other operating (income) includes ($6.2) million for engineering and research services provided to LGE. In 1999 and 1998, other operating (income) also included ($1.7) million and ($1.5) million, respectively, of royalty income related to the licensing of the company's trademarks for direct ship VCR programs.

   Restructuring Charges The company has closed all of and has disposed of substantially all of its manufacturing facilities and outsourced all product lines. The company has transformed itself from an integrated manufacturer and distributor of consumer electronic products into a sales, distribution, marketing and technology company. The company is now in the process of continuing upon that transformation by moving strategically to a digital product base for its consumer business.

   During 2000, the company recorded $18.2 million of restructuring charges including $3.7 million of non-cash asset impairment charges, $5.3 million of severance and $9.2 million of other closure, employee and professional costs. A portion of these costs related to the decision announced in the fourth quarter to transform the company's principal product lines from analog to digital and the related planned reorganization of the company's primary functions. As a result of these announcements, $5.3 million was accrued for severance costs for approximately 180 employees throughout the organization who will be terminated
(i) due to the phase out of the analog sales and support functions in 2001;
(ii) when support and other departments move to New Jersey, are consolidated into some operations with other LGE United States subsidiaries or are no longer needed; (iii) when the company replaces its current computer operating system with LGE's worldwide system in 2001; and (iv) when the accessories product line is phased out in 2001.

   An additional $9.2 million of restructuring costs were expensed as incurred during 2000 for the following:

     1. $3.8 million for additional severance incurred in connection with the closure and transfer of the company's Mexican manufacturing facilities.

     2. $2.4 million for professional fees relating to disposal of assets, the appeal of the confirmation of the company's prepackaged plan of reorganization and post-closing matters for assets sold in prior periods.

     3. $2.3 million for other severance costs related to exiting certain manufacturing and product engineering functions and the consumer parts and service operation during 2001.

     4. $0.7 million for additional exit costs accrued for the closure of Mexican subsidiaries.

   In 2000, cash payments for restructuring items were $21.9 million, reducing accrued restructuring liability from $18.4 million at December 31, 1999 to $11.0 million at December 31, 2000.

   The $3.7 million of asset impairment charges in 2000 pertained to a change in the estimate of required environmental reserves at the company's CRT plant in Melrose Park, Illinois, and to the agreed upon valuation of the Reynosa assets transferred to an affiliate of LGE on January 1, 2000.

   During 1999, the company recorded $16.9 million of restructuring charges, primarily related to costs associated with (i) work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization ($11.1 million); (ii) severance and other employee costs ($2.9 million); and (iii) plant closure costs ($2.9 million). In addition, for the period from the filing of the prepackaged plan of reorganization on August 23, 1999 to November 9, 1999, the company incurred $2.4 million of professional fees for purposes discussed above, which was included in reorganization items. Deferred debt issuance costs ($1.3 million) related to debt restructured pursuant to the prepackaged plan of reorganization were also written off and included in reorganization items. In addition to the asset write-off, cash payments in 1999 were $32.2 million, reducing accrued restructuring liability from $31.3 million at December 31, 1998 to $18.4 million at December 31, 1999.

   During 1998, the company provided for impairment of assets and restructuring costs related to its operational restructuring plan. The $200.0 million of restructuring charges recorded by the company in 1998 were composed of (i) the non-cash loss on the termination of the company's leveraged lease ($68.8 million), (ii) bank and financing fees and the non-cash loss related to the write-off of certain deferred finance charges ($36.6 million excluding the accelerated amortization of the remaining $9.1 million deferred gain discussed below), (iii) the non-cash impairment of property, plant and equipment ($47.2 million), (iv) severance and costs for staff reductions ($23.2 million), (v) plant closure and business exit costs ($18.1 million), (vi) professional fees ($11.5 million), (vii) non-cash inventory write-downs ($3.2 million) and (viii) other costs associated with the restructuring effort ($0.5 million). Of the $200.0 million of restructuring charges, asset write-offs amounted to $144.6 million, cash payments in 1998 were $24.1 million and restructuring reserves at December 31, 1998, were $31.3 million.

   The company incurred a $68.8 million loss in the third quarter of 1998 on the termination of the leveraged lease, which was entered into in April 1997, on equipment at Melrose Park, Illinois and at Reynosa and Juarez, Mexico. During 1998, as a part of the operational restructuring, the company determined it would not use a substantial portion of the equipment subject to leaseback, thereupon causing an event of default under the lease. The company's payment obligations under the lease were fully guaranteed by LGE, which made a negotiated settlement payment of $90.1 million in the third quarter to the lessor. The appraised value of the equipment was significantly less than the original investment value, thus resulting in the loss of $68.8 million. The reasons for the loss of value were related both to the products produced and to global economic changes. This loss was calculated as the difference between the $90.1 million liability to LGE for settlement of the lease obligation and the $21.3 million then-current value of the equipment.

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

   The impairment charges discussed above were based upon management and third party estimates of the recoverability of long-lived assets and the fair value of related costs.

   It was anticipated that the implementation of the company's operational restructuring plan related to the bankruptcy would result in the termination, at a cost of $21.3 million, of approximately 4,200 employees by December 31, 1999, primarily at the company's manufacturing facilities. During 1998, the Company terminated approximately 2,500 of these employees. These terminations resulted in expenditures of $5.9 million in 1998, with $15.4 million remaining to be paid in 1999. Additionally, during 1998, the company incurred expenditures of $1.9 million to retain key management employees throughout the operational restructuring process. During

1999, the company reduced the number of employees by approximately an additional 2,850, incurring severance and other employee costs of $12.3 million and an additional provision of $2.9 million was recorded. During 2000, the number of employees was reduced by 3,600 and severance and other employee payments of $10.6 million were made.

   Included in the 1998 total $18.1 million of plant closure and business exit costs were $5.8 million of plant costs at the Melrose Park, Illinois facility incurred to maintain the property subsequent to the cessation of manufacturing activities. In addition, plant closure and business exit charges also reflected $2.1 million of legal costs, $2.1 million of duty payments related to plant equipment in Mexico that the company was selling or disposing of and a $1.5 million charge for the early termination of various leases. An additional charge of $2.9 million was incurred for bonus payments given to Melrose Park employees to stabilize employment and maintain production after the announcement of the plant closure. Plant closure and business exit costs also included a $2.9 million charge related to management salaries and labor costs associated with the closure of the facilities and $0.8 million of other exit/plant closure funds. The company incurred cash outlays of $3.1 million in 1998 for plant closure and business exit costs, and the company expected to incur additional costs of $16.0 million in 1999 and 2000, of which $15.0 million was accrued as of December 31, 1998. During 1999 and 2000, $11.2 million and $3.4 million, respectively, was expended on plant closure and business exit costs and additional provisions of $2.9 million and $0.7 million, respectively, were recorded.

   The $11.5 million charge for professional fees in 1998 reflected work performed by outside professionals to support the development of the company's operational and financial restructuring plans and its prepackaged bankruptcy proceeding.

   Additional restructuring charges of approximately $1.6 million are expected to be incurred in 2001 for continuing legal and professional fees related to the reorganization and digital transition.

   The benefits from the above actions made pursuant to the company's operational restructuring plan had a significant effect on the company's 1999 and 2000 financial results. The successful implementation of the operational restructuring resulted in the company becoming less complex. There were cost reductions during 1999 and 2000 in depreciation, corporate payroll, plant operations and working capital costs stemming from divesting of the company's manufacturing operations. These cost savings were partially offset by increased costs of purchased merchandise as the company relied on third-party vendors to manufacture substantially all of its products. The amount of 2001 savings are dependent on the success of the company's operational restructuring plan as well as its ability to achieve its financial performance objectives going-forward.

   Gain (Loss) on Asset Sales In 1998, the company recorded a $16.0 million gain related to the sale of its headquarters building in Glenview, Illinois. In 2000, there was no gain (loss) on asset sales and the 1999 gain was $4.1 million.

   Interest Expense Interest expense was $26.1 million in 2000, $39.3 million in 1999 and $44.3 million in 1998. The decrease in 2000 from 1999 resulted primarily from less interest-bearing obligations in 2000 due to LGE converting $200.0 million of the company's debt and extended-term payables with LGE into 100 percent of the company's new common stock in connection with the prepackaged plan of reorganization.

   The decrease in 1999 when compared to 1998 was a result of the suspension of contractual interest on the 6 1/4 percent subordinated debentures and certain unsecured debt with LGE as a result of the Chapter 11 filing from the date of the filing of the prepackaged plan and, in accordance with SOP 90-7, suspension of interest expense accruals ($5.6 million). In addition, lower interest accruals on extended-term payables to LGE due to a lower average balance in 1999 prior to the August 23, 1999 filing with the Bankruptcy Court ($3.4 million) was offset by increased interest related to the leveraged lease cancellation which was accrued for ten months in 1999 and five months in 1998 ($4.4 million).

   Income Taxes Due to the company's continuing losses, provisions made for U.
S. federal and state income taxes during the last three years have not been material. Foreign income tax expense in 2000, 1999 and 1998 was $4.5 million, $2.0 million and $3.0 million, respectively.

   Net Income As a result of the factors described above, the company's net losses from continuing operations, excluding restructuring, and reorganization charges and a $70.2 million extraordinary gain in 1999, were $56.6 million in 2000, $42.3 million in 1999 and $69.7 million in 1998. Including restructuring and reorganization charges and the extraordinary gain in 1999, net income from continuing operations was $7.3 million in 1999 and net losses from continuing operations were $74.8 million in 2000 and $269.7 million in 1998.

   Results of Discontinued Operations Net sales for the Network Systems Division were $47.3 million in 2000, $94.0 million in 1999 and $106.7 million in 1998. The decrease in 2000 when compared to 1999 is the result of the sale of the Division on August 8, 2000. Net sales in 1999 were lower than 1998 due to the phase-out of analog set-top boxes and cable modems since the third quarter of 1998.

   Pretax and net (income) loss before corporate and interest charges for the Network Systems Division were $(4.4) million in 2000, $1.2 million in 1999 and $5.8 million in 1998. In addition, the gain on the disposal of the Division was $5.9 million in 2000.

Cash Flows

   Because the Network Systems Division's net assets sold were primarily inventory and property, plant and equipment, the consolidated balance sheets and consolidated statements of cash flows have not been restated. The following discussion of liquidity and capital resources includes the Network Systems Division.

   The statements of consolidated cash flows reflect the changes in cash for the last three years by classifying transactions into three major categories-- Operating, Investing and Financing activities.

   Operating Activities During 2000, $11.6 million of cash was used by operating activities as a result of $60.7 million of net loss from operations (excluding depreciation), partially offset by $53.9 million of cash provided by changes in current accounts. The latter was principally composed of (i) a $30.6 million decrease in inventories as a result of decreased manufacturing activities and the sale of the Parts and Service Group to an LGE affiliate;
(ii) a $19.1 million decrease in receivables primarily because of the decreased sales and collection of a large account; (iii) a $12.8 million decrease in other current assets due to a decrease in advances and deposits and collection of escrow accounts from proceeds received in connection with the sale of certain of the company's manufacturing plants and assets, partially offset by (iv) a $13.1 million decrease in accounts payable and accrued expenses primarily due to the payment to a major supplier.

   During 1999, $64.8 million of cash was used by operating activities as a result of $48.7 million of net losses from operations (excluding extraordinary gain and depreciation) and $11.4 million of cash used by the change in current accounts. The latter was principally composed of a $19.9 million increase in other current assets and a $21.1 million decrease in accounts payable and accrued expenses, partially offset by a $23.2 million decrease in receivables, net. The increase in other current assets resulted from funds placed in escrow accounts from proceeds received in connection with the sale of certain of the company's manufacturing plants and assets. The decrease in accounts payable and accrued expenses was primarily related to a $9.7 million decrease in accrued co-op advertising and merchandising programs and a $12.9 million decrease in accrued restructuring costs. Significantly lower sales in the fourth quarter of 1999 resulted in the decrease in receivables, net.

   During 1998, $152.0 million of cash was used by operating activities principally to fund $99.7 million of net losses from operations (excluding non-cash restructuring and asset impairment charges and depreciation). In addition, $47.4 million of cash was used to fund the change in current accounts, which was principally composed of a $113.8 million increase in receivables (net of a $42.0 million allowance for doubtful accounts), and a $27.3 million decrease in accounts payable and accrued expenses, which were partially offset by a $79.7 million decrease in inventories. The increase in receivables and the allowance for doubtful accounts was mainly due to the receivable securitization agreement with Citibank being terminated during the third quarter of 1998. As a result, receivables were no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) were cancelled. The decrease in inventories and accounts payable and accrued expenses resulted from the company decreasing manufacturing activities as part of its restructuring plan. Cash used by operating activities also included $16.6 million attributable to gain on asset sales, net, primarily as a result of the gain realized on the sale of the company's headquarters.

   Investing Activities During 2000, proceeds from asset sales exceeded capital additions by $1.7 million.

   During 1999, $45.1 million of cash was provided by investing activities. This was composed of $49.2 million of cash received from the sale of certain property, partially offset by $4.1 million of cash used for capital additions.

   During 1998, $118.7 million of cash was provided by investing activities. This was primarily attributable to the $110.7 million decrease in transferor certificates due to the termination of the Citibank receivables facility. Additionally, $30.0 million of cash was received from the sale of receivables prior to the termination of the receivable securitization agreement with Citibank and $23.3 million was received from the sale of the company's headquarters building, partially offset by $8.4 million used for capital additions and $41.0 million used to pay off the investor certificates upon the termination of the receivable securitization agreement with Citibank.

   Financing Activities During 2000, financing activities provided $13.1 million of cash. This was composed of $60.0 million of borrowings under the LGE credit support facility, partially offset by payment of $41.0 million of revolving credit borrowings under the three-year Citicorp senior credit facility and $5.9 million of repayments under the LGE restructured senior note.

   During 1999, $19.7 million of cash was provided by financing activities. This was composed of $41.0 million of borrowings under the three-year Citicorp senior credit facility offset by a $17.8 million repayment of revolving credit borrowings under the amended Citibank credit facility and $1.8 million paid to LGE from proceeds from the sale of equipment previously included in the sale-leaseback transaction. In addition, $1.7 million of principal payments were made on the LGE restructured senior note on the disposition of certain assets.

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

FINANCIAL CONDITION

   As of December 31, 2000, the company had $239.9 million of interest-bearing obligations which consisted of: (i) $50.0 million of 8.19 percent senior debentures due 2009 ($39.8 million at amortized amount); (ii) $129.9 million outstanding under the LGE restructured senior note; and (iii) $60.0 million borrowed from LGE under the credit support facility.

   On November 9, 1999, on the company's exit from bankruptcy proceedings, Citicorp terminated the debtor-in-possession financing facility, which it had provided. Also on November 9, 1999, the company entered into a senior bank credit agreement with Citicorp North America, Inc. that provided for a three-year $150.0 million senior credit facility subject to borrowing base restrictions. The facility is secured by substantially all of the company's assets and is subject to other terms and conditions. Borrowings bear interest based on specified margins in a range of 1.5 percent to 3.0 percent above LIBOR or the prime rate depending on the company's compliance with certain financial covenants. The Citicorp senior bank facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates. In the fourth quarter of 2000, the company reduced the commitment available under the senior credit facility to $80.0 million as a result of its projected borrowing base and cash flow requirements. As of December 31, 2000, no borrowings were outstanding under this facility.

   In December 2000, the company's senior credit facility with Citicorp was amended to waive certain financial covenants and to revise other covenants in response to the company's business plan to exit substantial portions of its analog business in favor of digital products. The amendment also allowed the company to enter into certain short-term credit facilities, which were to be guaranteed by LGE.

   In December 2000, the company obtained a $10.0 million short-term uncommitted credit facility from Bank One, which was secured by a guarantee issued by LGE. No amounts were outstanding under this facility as of December 31, 2000.

   In accordance with the prepackaged plan of reorganization, the company's $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million of 8.19 percent senior debentures maturing in November 2009, which were recorded at fair value of $39.1 million. The $10.9 million discount is being amortized over the life of the new senior debentures using the effective interest rate method. The debentures can be redeemed at par in whole or in part at any time and rank equally with all senior debt of the company.

   As part of the company's prepackaged plan of reorganization, LGE received the $126.2 million LGE restructured senior note as settlement of certain LGE claims. This note originally provided for interest to be accrued at LIBOR plus
6.5 percent per annum, with interest added to the principle amount of the note if certain financial ratios were not met. As of August 1, 2000, the LGE restructured senior note was amended to reduce the interest rate on borrowing to LIBOR plus 2.0 percent per annum, more closely reflecting the interest rate on the Citibank debt discussed above. Further, the terms determining cash payment of the interest accrued were amended to once per year versus quarterly. The note, which matures on November 1, 2009, is secured by a first lien on all assets leased to the company and its subsidiaries pursuant to the leveraged leases and transferred to the company pursuant to the restructuring agreement. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions.

   The $60.0 million LGE credit support facility contains covenants, which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility originally provided for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology. In June 2000, the LGE credit support facility was amended to reduce the interest rate on borrowing to LIBOR plus 2.0 percent per annum.

   As a result of the amendment to the Citicorp senior credit facility in December 2000, the LGE restructured senior notes and the LGE $60.0 million credit facility were also amended so that the financial covenants reflected the terms of the amended Citicorp facility.

   The company remains in compliance with all financial covenants of all outstanding debt issues as of December 31, 2000.

LIQUIDITY

   The company believes that, giving effect to the Citicorp senior bank credit facility, together with the LGE credit support facility and the company's projected cash generated by operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements for the year 2001. However, such belief is based upon various assumptions, including those underlying the successful implementation of its phase out of its analog consumer electronics business and its focus on becoming a distributor of digital electronics to the consumer market. The company is highly dependent on the continued financial support of LGE. In addition to its $60.0 million credit support facility, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp senior bank credit facility as allowable under Korean law.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   Certain statements in this Annual Report on Form 10-K, such as those regarding the company's strategies, plans, objectives and expectations are forward-looking statements that involve known and unknown risks, uncertainties and other factors which may cause the actual results of the company or its efforts to successfully implement the phase out of its analog consumer electronics business and its focus on becoming a distributor of digital electronics to the consumer market and achieve the business plan projections and financial results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both in the United States and other countries in which the company sells its products and from which the company obtains supplies; the effect of competition in the markets served by the company; the company's and LGE's ability to acquire or produce new digital products of cost, quantity and quality needed; LGE's ability to obtain required approvals of the Republic of Korea for additional financing, if any, that LGE may desire to extend to the company; restructuring charges and the other costs and expenses of its new business plan. Given these uncertainties, debtholders are cautioned not to place undue reliance on any forward-looking statements contained herein. The company disclaims any obligation to update such factors or forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained or referred to herein or to reflect future events or developments including but not limited to revenues; ability to obtain more funding from LGE; ability to purchase desired products; licensing; VSB acceptance; and litigation.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the company due to adverse changes in financial rates. The company is exposed to market risk in the area of interest rates. This exposure is directly related to its senior secured notes and working capital facilities with Citibank and LGE. As of December 31, 2000, the company had $189.9 million of debt outstanding with interest at floating rates. No advances were outstanding under the Citibank facility. The company does not currently maintain any interest rate hedging arrangements. The company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

   Because the company purchases substantially all products in U. S. dollars, prices are not directly impacted by the value of the dollar in relation to other foreign currencies, including the Japanese yen and Korean won.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial information required by Item 8 is contained in Item 14 of
Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the name, age at December 31, 2000, and business experience of each of the current directors of the company and the year in which each director first was elected to the Board of the company. The company's by-laws currently provide that the Board shall consist of the number of directors as determined from time to time by resolution of the Board. The terms of office of all directors expire at the Annual Meeting of Stockholders. Successors to any directors whose terms are expiring are elected to one-year terms and hold office until his or her successor is elected and qualified.

                       Current Directors of the Company

                            Director
 Name                   Age  Since             Background Information
 ----                   --- --------           ----------------------
 Cha Hong (John) Koo..   54   1995   Chairman of the Board of Zenith
                                     Electronics Corporation from November 1999
                                     to present; Vice Chairman from November
                                     1996 to November 1999; Vice Chairman and
                                     Chief Executive Officer of LG Electronics
                                     Inc. since December 1998; President and
                                     Chief Executive Officer of LG Electronics
                                     Inc. from 1995 to December 1998; Executive
                                     Vice President from 1991 to 1994; Senior
                                     Managing Director from 1988 to 1991.

 Byung Chul Jung......   54   2000   President and Chief Financial Officer of
                                     LG Electronics Inc. since March 1999;
                                     Senior Executive Vice President and Chief
                                     Financial Officer of LG Electronics from
                                     July 1996 to February 1999; prior to 1996,
                                     employed by an LG affiliate, LG
                                     International.

 Seung Pyeong Koo.....   58   1997   President of LG Electronics Inc.
                                     responsible for Display Device Company
                                     since January 2001; previous positions
                                     with LG Electronics Inc.: President of
                                     Digital Display Company from 1998 to
                                     December 2000; Executive Vice President
                                     from 1996 to 1998; a Director from 1996 to
                                     1998; President of Display Division since
                                     1992; Senior Managing Director from 1995
                                     to 1996; Managing Director from 1991 to
                                     1995; Vice President of TV Display
                                     Division from 1990 to 1991.

 Nam Woo..............   51   1995   Executive Vice President of LG Electronics
                                     Inc. and President of Digital Display and
                                     Media Company since January 2001; previous
                                     positions with LG Electronics Inc.: Senior
                                     Executive Vice President from January 2000
                                     to January 2001; President of Digital
                                     Media Company from January 2000 to
                                     December 2000; Executive Vice President
                                     from August 1998 to January 2000; Senior
                                     Managing Director and President of North
                                     American Operations from January 1998 to
                                     January 2000; Executive Vice President of
                                     Zenith Electronics Corporation from
                                     October 1997 to January 1998; Director
                                     from 1997 to 1998; Senior Managing
                                     Director, Corporate Planning and
                                     Coordination, from November 1996 to
                                     October 1997; President of LG Electronics
                                     USA Inc. and North American Operations
                                     from February 1995 to November 1996;
                                     President of European Operations from 1990
                                     to 1995; Managing Director from 1994 to
                                     1996; Executive Director from 1990 to
                                     1994. Did not serve as a Director of the
                                     company during 1996.

                            Director
 Name                   Age  Since             Background Information
 ----                   --- --------           ----------------------
 Tookjoo Lee..........   53   2000   President and Chief Executive Officer of
                                     Zenith Electronics Corporation since
                                     October 2000; Senior Executive Vice
                                     President of LG Electronics Inc. since
                                     August 2000; previous positions with LG
                                     Electronics Inc.: Chief Executive Officer
                                     of LG-IBM PC and Senior Managing Director
                                     of LG Electronics from December 1997 to
                                     August 2000; Chief Executive Officer of LG
                                     Electronics Inc. South American Operations
                                     from 1993 to 1997; Executive Director from
                                     1991 to 1992.

Mr. Cha Hong (John) Koo and Mr. Seung Pyeong Koo are not related.

   As the holder of all of the company's outstanding shares of common stock, LGE can elect all of the company's directors. All of the directors are employees of LGE or its affiliates. Mr. C.H. Koo was nominated for election by the Board at its January 31, 1997 meeting. Mr. S. P. Koo and Mr. Woo were nominated and elected to the Board at its October 27, 1997 meeting. Mr. Jung and Mr. Lee were nominated and elected to the Board in April and August 2000, respectively. LGE has been in the past and is expected to continue to be a significant customer and supplier of the Company. See Certain Relationships and Related Transactions. Directors of the company who are also employees of LGE or its affiliates receive no remuneration for serving on the Board or on any Committees. In November 2000, the Board of Directors created an Executive Committee composed of three directors--Mr. S. P. Koo, Mr. B. C. Jung and Mr.
T. J. Lee--and delegated certain oversight authority to that Executive Committee in lieu of Board Approval.

   Following the confirmation of the company's plan of reorganization, the Board of Directors assumed direct oversight of executive compensation plans for officers and key employees and approval of policies setting compensation, incentive and employment contracts on a company-wide basis. The current Board of Directors has appointed only an Executive Committee as discussed immediately above. Prior to the confirmation of the company's prepackaged plan of reorganization, the Board of Directors had an Organization and Compensation Committee, which established compensation for key executives and officers and had oversight of company policies concerning salaries, raises and incentives.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the name, business experience and age at December 31, 2000, of each of the current executive officers of the company.

 Name                                    Office Held                        Age
 ----                                    -----------                        ---
 Tookjoo Lee....... President and Chief Executive Officer of Zenith          53
                    Electronics Corporation since October 2000; Senior
                    Executive Vice President of LG Electronics Inc. since
                    August 2000; previous positions with LG Electronics
                    Inc.: Chief Executive Officer of
                    LG-IBM PC and Senior Managing Director of LG
                    Electronics from December 1997 to August 2000; Chief
                    Executive Officer of LG Electronics Inc. South
                    American Operations from 1993 to 1997; Executive
                    Director from 1991 to 1992.

 Kathryn M. Wolfe.. President Zenith Sales Company August 2000 to            42
                    present. Prior positions at Zenith Electronics
                    Corporation: Senior Vice President, Product
                    Management, Program Management and Marketing 1998 to
                    July 2000; Vice President, Business Reengineering,
                    1997; General Manager and Division Vice President,
                    Cable Modems, 1996; Division Vice President, Network
                    Systems Division, 1995; Director, Domestic and
                    International Marketing, Data Communications, 1994.

         Name                              Office Held                      Age
         ----                              -----------                      ---
 Richard M. Lewis..... Senior Vice President, Technology and Research        45
                       since January 1999. Prior positions at Zenith
                       Electronics Corporation: Vice President, Picture
                       Tube Operations 1998 to 1999; Vice President,
                       Corporate Development 1998; Director--Quality 1997
                       to 1998. Previously held a variety of senior
                       engineering, operations and project planning
                       positions in an eighteen-year career with Teradyne
                       Inc.

 Michael Thomas....... Senior Vice President, Sourcing and Inventory         48
                       Management since 1999 and Chief Information
                       Officer since January 2001. Prior management
                       positions in inventory control and business
                       reengineering from 1997 to 1999. Manager
                       of total quality management at US Robotics from
                       1996 to 1997. Previously
                       held management positions with Dexter Aerospace
                       and Teradyne Telecommunications.

 Hyon Ick Jo.......... Vice President and Chief Financial Officer since      52
                       April 2000. Senior executive with LG Electronics,
                       Inc. 1975 to 2000; most recent positions: 1998 to
                       2000 Vice President Changwon Home Appliance
                       Division, responsible for planning, quality
                       assurance, information technology and overseas
                       operations; 1996 to 1997, Managing Director,
                       Newcastle, England TV and microwave oven
                       manufacturing facilities; 1990 to 1996, Managing
                       Director, German TV and VCR manufacturing
                       operations.

 Wayne Park........... Vice President, Digital Products since December       41
                       2000; Senior executive with LG Electronics Inc.
                       1982 to 2000, recently as: 1998 to 2000 Vice
                       President of Home Appliance Sales and of DTV
                       Marketing, LGE US, Englewood Cliffs, New Jersey;
                       1994 to 1996 President of LG Electronics Canada.
                       Prior positions with Zenith Electronics include:
                       1997, Vice President of Purchasing, Reynosa,
                       Mexico TV Assembly; 1996 to 1997 Vice President
                       New Business Development, Melrose Park CRT
                       Division.

 Beverly A. Wyckoff... Vice President and General Counsel since January      44
                       2000. Senior Counsel, Zenith Electronics
                       Corporation 1997 to 2000. Previously contract
                       attorney and consultant, Aerial Communications,
                       Inc. 1996 to 1997; Vice President, Sanwa Bank
                       Limited, Chicago Branch, 1986 to 1995.

 Lawrence D. Panozzo.. Chief Accounting Officer since March 1998;            46
                       Corporate Controller since January 1999. Director
                       of Business Planning and Analysis, Zenith
                       Electronics 1996 to 1998. Previously Director of
                       Financial Planning/Business Analysis, and Director
                       of Operations Accounting, Sweetheart Cup Company,
                       Chicago, Illinois, 1990 to 1996.

 Wendy Weil........... Vice President, Human Resources 1998 to present.      45
                       Director, Human Resources at the company's Melrose
                       Park operations from 1997 to 1998. Various human
                       resources positions prior to 1997 in twenty-three
                       year career with Zenith.

ITEM 11. EXECUTIVE COMPENSATION

   The following Summary Compensation Table sets forth, for the years indicated, the cash compensation and certain other components of compensation of the company's Chief Executive Officer, the four other highest compensated executive officers of the company at December 31, 2000, and the former Chief Executive Officer of the company. Those listed in the table are hereinafter referred to as the "Named Executive Officers."

                          Summary Compensation Table

                                                                    Other Annual
                                                    Salary   Bonus  Compensation
Name & Principal Position                      Year   ($)     ($)      ($)(1)
- -------------------------                      ---- ------- ------- ------------
Tookjoo Lee(2)................................ 2000  39,619       0       0
 President and Chief
 Executive Officer

Kathryn M. Wolfe.............................. 2000 245,771 516,188       0
 President, Zenith Sales                       1999 233,633 125,682       0
 Company                                       1998 194,168 218,625       0

Richard M. Lewis.............................. 2000 204,667 348,296       0
 Senior Vice President,                        1999 195,001 154,770       0
 Technology and                                1998 134,180  80,859       0
 Research

Michael Thomas................................ 2000 183,166 276,801       0
 Senior Vice President,                        1999 153,344 111,704       0
 Sourcing and Inventory                        1998 107,520  37,625       0
 Management

Wendy Weil.................................... 2000 137,403 139,440       0
 Vice President, Human                         1999 130,121  55,433       0
 Resources                                     1998 111,255  81,009       0

Ian G. Woods(3)............................... 2000 260,129 123,589       0
 Former President and
 Chief Executive Officer

- --------
(1) Other Annual Compensation does not reflect the value of perquisites and other personal benefits since such compensation does not exceed minimum disclosure thresholds.
(2) Mr. Lee was elected President and Chief Executive Officer in October 2000.
(3) Mr. Woods was elected President and Chief Executive Officer in late November 1999 and resigned in October 2000. Mr. Woods did not receive compensation from the company in 1999, but continued to be employed and compensated by LGE.

   In connection with the restructuring and pending bankruptcy proceeding in early 1998, the company developed a retention program for fourteen key executives and senior managers, not including the Chief Executive Officer. Under this executive retention program, the company was obligated to pay participants up to an aggregate of $1.2 million in retention bonuses. Ms. Wolfe, Mr. Lewis, Mr. Thomas and Ms. Weil received retention bonuses under the executive retention program. Such program was developed based on benchmarked, publicly available studies of similar programs. Additionally, in July 1998, the company established short-term and long-term incentive programs for two tiers of fifteen key executives and senior managers, not including the Chief Executive Officer. Those incentive programs are based on achieving certain performance goals in connection with the restructuring. The short- and long-term incentive bonuses have been divided into two tiers, with eight key executives in tier one and two key executives and senior managers in tier two as of December 31, 1999. The company's former Chief Executive Officer's incentive programs and bonuses were established under his employment contract.

   Payments under the short-term incentive program for 1998, paid in 1999 ranged from 34 to 83 percent of base salary for tier 1 executives and were 34 percent of base salary for tier 2 executives. Payments under tier 1 and tier 2 short-term incentive programs for 1998 were $968,689 and $376,415, respectively, and were paid by March 31, 1999, including payments of $147,375, $45,855, $37,625 and $42,755 to Ms. Wolfe, Mr. Lewis, Mr. Thomas and Ms. Weil, respectively.

   Payments under the short-term incentive program for 1999, paid in 2000, ranged from 27 percent of base salary for tier 1 executives to 16 percent of base salary for tier 2 executives. Payments under tier 1 and tier 2 short-term programs were $352,300 and $70,103, respectively, and were paid March 30, 2000, including payments to Ms. Wolfe, Mr. Lewis, Mr. Thomas and Ms. Weil of $65,719, $54,800, $47,952 and $21,991, respectively.

   The long-term incentive program for tier 1 executives was targeted at 225 percent of base salary, with a maximum payment of 300 percent of base salary, and for tier 2 level executives, the long-term incentive program was targeted at 100 percent of base salary, with a maximum payment of 150 percent of base salary. As of December 31, 2000, the company was obligated to make payments to the current two tiers of key executives and senior managers aggregating up to $1.3 million under the long-term incentive program, including approximately $422,000 payable to Ms. Wolfe, $270,000 payable to Mr. Lewis, $209,000 to Mr. Thomas and $108,000 to Ms. Weil. All long-term incentive bonus payments are payable on March 31, 2001.

   In 2000, the company established a retention bonus program covering 81 key managers and employees as of December 31, 2000. This program may pay up to 50 percent of base salary at June 30, 2001, with a total cost of $1.9 million.

   In 1998 and 1999, the company also established retention bonus and stay bonus programs covering approximately 175 other key managers and employees, with these plans paying up to 33.3 percent of the base salaries of those employees. Those stay and retention programs had an aggregate cost of approximately $3.6 million to the company.

   No stock options or stock appreciation rights were outstanding in 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of December 31, 2000, LGE owned 100 percent of the common stock of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The company and LGE engaged in the following significant transactions in 2000.

   Product purchases: In the ordinary course of business, the company purchases televisions, VCRs, television-VCR combinations and components from LGE and its affiliates. Effective January 1, 2000, the company transferred its Reynosa, Mexico manufacturing facilities to an affiliate of LGE as part of the company's operational restructuring and prepackaged plan of reorganization, resulting in significantly increased purchases from LGE. The company paid LGE $332.0 million for such purchases in 2000. In addition, in 2000, the company purchased $8.2 million of parts from an affiliate of LGE.

   Product and other sales: In 2000, the company sold televisions, and prior to 2000, also picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates. Sales by the company to LGE and its affiliates in 2000 were $8.3 million. The sales were lower than in prior years as a result of cessation of sales to LGE in Mexico because of the transfer of the Reynosa, Mexico facilities to an affiliate of LGE, as discussed above, and the company's closing of its other manufacturing operations in 1999.

   Subsidiaries of LGE distribute products for the company in Canada and Mexico. During 2000, the company's sales to the LGE Canadian subsidiary were $3.6 million. In 2000, the company's sales to a United States affiliate of LGE, which subsequently shipped the merchandise to the LGE Mexican subsidiary, were $4.7 million. These amounts are included in the sales by the company to LGE and its affiliates discussed above.

   Technical Agreements: In June 2000, the company and LGE entered into an agreement whereby the company would provide engineering and research services on certain projects for LGE. These services are billed quarterly to LGE at a rate fully covering the company's direct and indirect costs. The amount billed for 2000 was $6.2 million and is included in other operating income.

   Service Assistance: On May 1, 2000, the company began outsourcing to an affiliate of LGE repair services and parts for warranty work for the company's products. Such payments were $3.4 million for 2000.

   On November 1, 2000, the company sold its Parts and Service Group to an affiliate of LGE for $10.8 million, which was the net carrying value of the assets transferred. The Parts and Service Group primarily provided parts and warranty service for video products with the company brand name. As a result of this sale, the Parts and Service Group is now owned by the LGE affiliate, which has the sales and service business for LGE United States business.

   The company made payments to an affiliate of LGE of $0.3 million in 2000 for software development, design and support services.

   Financial Assistance: As part of the company's prepackaged plan of reorganization, LGE received the $126.2 million LGE restructured senior note as settlement of certain LGE claims. This note originally provided for interest to be accrued at LIBOR plus 6.5 percent per annum, with interest added to the principle amount of the note if certain financial ratios were not met. As of August 1, 2000, the LGE restructured senior note was amended to reduce the interest rate on borrowing to LIBOR plus 2.0 percent per annum, more closely reflecting the interest rate paid on the Citibank debt. Further, the terms determining cash payment of the interest accrued were amended to once per year versus quarterly. The note, which matures on November 1, 2009, is secured by a first lien on all assets formerly leased to the company and its subsidiaries pursuant to the leveraged leases and transferred to the company pursuant to the restructuring agreement. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions. As of December 31, 2000, the balance of the note outstanding was $129.9 million.

   In addition, LGE has provided a $60.0 million credit support facility to the company, which facility contains covenants, which mirror those in the Citicorp senior credit facility. The LGE $60.0 million facility originally provided for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology. In June 2000, the LGE credit support facility was amended to reduce the interest rate on borrowing to LIBOR plus 2.0 percent per annum. As of December 31, 2000, the balance of the facility outstanding was $60.0 million.

   As a result of the amendment in December 2000, to the Citicorp senior credit facility, the LGE restructured senior notes and the LGE $60.0 million credit facility were also amended so that the financial covenants reflected the amended Citicorp terms.

   Other Items: During 2000, LGE agreed to support $1.9 million of advertising costs incurred by the company. In addition, the company incurred $1.6 million of costs for the Reynosa facilities, which were billed to the affiliate of LGE that now owns that facility.

   The company currently leases space in Ontario, California, for a warehouse from an LGE subsidiary. The company leased space in Huntsville, Alabama for its Parts and Service Group from an LGE subsidiary in 2000 until the Parts and Service Group was sold. Lease payments for these facilities were approximately $0.6 million for 2000.

   Receivable from related party as of December 31, 2000, was $14.5 million, all with affiliates of LGE, including $7.0 million from sales in the ordinary course of business with LGE and its affiliates, $1.9 million for fourth quarter engineering and research billing, $1.9 million for advertising support and $1.6 million for Reynosa facility costs, all discussed above, and $2.1 million for other items. Certain of these billings have been disputed and reserves of $2.1 million were recorded during 2000 for these related party receivables.

   Accounts payable with related party included $28.8 million to LGE and its affiliates as of December 31, 2000. As discussed above, effective January 1, 2000, the company transferred its Reynosa, Mexico manufacturing facilities to an affiliate of LGE. As a result, LGE is now a major supplier to the company and the accounts payable balance as of December 31, 2000, is part of normal transactions with LGE.

   The December 31, 2000 account payable balance with related party includes $1.4 million, which was recorded as a contingent liability to an affiliate of LGE. The affiliate purchased raw materials based on purchase orders from the company, but as a result of the change from analog to digital products, this inventory may be excessive.

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

       Statements of Consolidated Operations and Retained Earnings
    (Deficit)--
       Years ended December 31, 2000, 1999 and 1998

       Consolidated Balance Sheets--December 31, 2000 and 1999

       Statements of Consolidated Cash Flows--
       Years ended December 31, 2000, 1999 and 1998

       Notes to Consolidated Financial Statements

       Report of Independent Public Accountants

       Unaudited Quarterly Financial Information

   (a) 2. The following consolidated financial statement schedule for Zenith Electronics Corporation is included in this report:

       Schedule II--Valuation and Qualifying Accounts

   The Report of Independent Public Accountants on Financial Statement
Schedule is included in this report.

   All other schedules, for which provision is made in Regulation S-X of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and, therefore, have been omitted.

   3. Exhibits:

 (2a)  Form of Prepackaged Plan of Reorganization of Zenith Electronics
       Corporation under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2a to the company's Registration Statement on Form
       S-4, file no. 333-61057)

 (3a)  Amended and Restated Certificate of Incorporation of the company dated as of November 9, 1999 (incorporated by reference to Exhibit 3a to the company's Annual Report on Form 10-K for the year ended December 31,
       1999)

 (3b)  Amended and Restated By-laws of the company as adopted November 9, 1999
       (incorporated by reference to Exhibit 3b to the company's Annual Report on Form 10-K for the year ended December 31, 1999)

 (4a)  Credit Agreement among Zenith Electronics Corporation, as Borrower, the
       Lenders Signatory Hereto, Citibank, N.A. as Issuing Bank and Citicorp
       North America, Inc. as Agent for the Issuing Bank and the Lenders, dated as of November 9, 1999 (incorporated by reference to Exhibit 4a to the company's Annual Report on Form 10-K for the year ended December
       31, 1999)

 (4b)  Floating Rate Senior Secured Note Due November 1, 2009 in the amount of
       $126,236,578.33 and dated as of November 9, 1999, issued by Zenith
       Electronics Corporation in favor of LG Electronics Inc. (incorporated by reference to Exhibit 4b to the company's Annual Report on Form 10-K for the year ended December 31, 1999)

 (4c)  $60,000,000 Credit Agreement between Zenith Electronics Corporation, as
       Borrower, and LG Electronics Inc., as Lender, dated as of November 9,
       1999 (incorporated by reference to Exhibit 4c to the company's Annual
       Report on Form 10-K for the year ended December 31, 1999)

 (4d) Indenture dated as of November 9, 1999 for 8.19% Senior Debentures Due
      2009, Zenith Electronics Corporation as Issuer, Bank One Trust Company,
      NA as Trustee (incorporated by reference to Exhibit 4d to the company's
      Annual Report on Form 10-K for the year ended December 31, 1999)

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

 *(10f) Employment Agreement, dated January 12, 1998, between Jeffrey P. Gannon and Zenith Electronics Corporation (incorporated by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the period ended March 27, 1998)

 (10g)  Restructuring Agreement dated August 7, 1998, between Zenith
        Electronics Corporation and LG Electronics, Inc. (incorporated by reference to Exhibit 10ah to the company's Registration Statement on Form S-4, File no. 333-61057)

 *(10h) Amendment dated August 7, 1998, to Employment Agreement between Zenith
        Electronics Corporation and Jeffrey P. Gannon (incorporated by reference to Exhibit 10aj to the company's Registration Statement on Form S-4, file no. 333-61057)

 (10i) First Amendment to the Amended and Restated Restructuring Agreement between Zenith Electronics Corporation and LG Electronics Inc., dated as of September 15, 1999 (incorporated by reference to Exhibit 10m to the company's Annual Report on Form 10-K for the year ended December
        31, 1999)

 (10j)  Amended and Restated Stock and Asset Purchase Agreement between Zenith
        Electronics Corporation and LG Electronics Inc., dated as of November
        9, 1999 (incorporated by reference to Exhibit 10n to the company's
        Annual Report on Form 10-K for the year ended December 31, 1999)

 (10k)  First Amendment to Credit Agreement effective December 4, 2000, among
        Zenith Electronics Corporation and financial institutions signatory thereto, Citibank, N. A. as issuing bank and Citicorp North America,
        Inc. as Agent

 (10l) Second Amendment to the Credit Agreement dated as of November 9, 1999 by and between Zenith Electronics Corporation and LG Electronics, Inc., effective December 4, 2000

 (10m)  Second Amendment effective as of December 4, 2000 to the Floating Rate
        Senior Note dated as of November 9, 1999 by and between Zenith
        Electronics Corporation and LG Electronics Inc.

 (21)   Subsidiaries of the company

- --------
   * Represents a management contract, compensation plan or arrangement.

   (b) Reports on Form 8-K

     None

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

                                          Zenith Electronics Corporation
                                          (Registrant)

                                                      /s/ Tokjoo Lee
                                          By: _________________________________
                                                        Tokjoo Lee
                                               President and Chief Executive
                                                          Officer

                                          Date: March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                          Title                    Date
             ----------                          -----                    ----
           /s/ Tokjoo Lee            President and Chief             March 30, 2001
____________________________________  Executive Officer
             Tokjoo Lee               (Principal Executive
                                      Officer) and Director


          /s/ Hyon Ick Jo            Chief Financial Officer         March 30, 2001
____________________________________  (Principal Financial
            Hyon Ick Jo               Officer)

      /s/ Lawrence D. Panozzo        Corporate Controller            March 30, 2001
____________________________________  (Principal Accounting
        Lawrence D. Panozzo           Officer)

          /s/ Cha Hong Koo           Chairman of the Board           March 30, 2001
____________________________________
        Cha Hong (John) Koo

        /s/ Seung Pyeong Koo         Director                        March 30, 2001
____________________________________
          Seung Pyeong Koo

            /s/ Nam Woo              Director                        March 30, 2001
____________________________________
              Nam Woo

        /s/ Byung Chul Jung          Director                        March 30, 2001
____________________________________
          Byung Chul Jung

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

(21) Subsidiaries of the company

                       CONSOLIDATED FINANCIAL STATEMENTS

                         ZENITH ELECTRONICS CORPORATION

     STATEMENTS OF CONSOLIDATED OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                  In millions

                                                      Year Ended December 31
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Net sales...........................................  $ 559.4  $ 739.9  $ 878.1
                                                      -------  -------  -------
Costs, Expenses and Other:
  Cost of products sold.............................    537.8    676.8    817.3
  Selling, general and administrative...............     77.3     87.2    117.8
  Engineering and research..........................     10.8     19.9     29.3
  Other operating income, net (Notes One, Five and
   Nine)............................................    (38.7)   (37.6)   (44.7)
  Restructuring charges (Note Six)..................     18.2     16.9    200.0
                                                      -------  -------  -------
Operating loss......................................    (46.0)   (23.3)  (241.6)
Gain on asset sales, net............................      --      (4.1)   (18.3)
Interest expense (contractual interest for 1999 was
 $9.7) (Note Three).................................      7.9      8.3     14.6
Interest expense--related party (contractual
 interest for 1999 was $35.2) (Notes Three and
 Five)..............................................     18.2     31.0     29.7
Interest income.....................................     (1.8)    (1.3)    (0.9)
                                                      -------  -------  -------
Loss before reorganization items, income taxes and
 extraordinary item from continuing operations......    (70.3)   (57.2)  (266.7)
Reorganization Items (Note Six):
  Professional fees.................................      --       2.4      --
  Write off deferred debt issuance costs............      --       1.3      --
                                                      -------  -------  -------
Loss before income taxes and extraordinary item from
 continuing operations..............................    (70.3)   (60.9)  (266.7)
Income taxes (Note Seven)...........................      4.5      2.0      3.0
                                                      -------  -------  -------
Loss before extraordinary item from continuing
 operations.........................................    (74.8)   (62.9)  (269.7)
Extraordinary gain (Note Three).....................      --     (70.2)     --
                                                      -------  -------  -------
Net income (loss) from continuing operations........  $ (74.8) $   7.3  $(269.7)
Net (income) loss from discontinued Network Systems
 Division (provision for income taxes zero in all
 periods) (Note Two)................................     (4.4)     1.2      5.8
Gain on disposal of Network Systems Division
 (provision for income taxes zero) (Note Two).......     (5.9)     --       --
                                                      -------  -------  -------
Net income (loss)...................................  $ (64.5) $   6.1  $(275.5)
                                                      =======  =======  =======
Retained Earnings (Deficit)
  Balance at beginning of year......................  $(931.1) $(937.2) $(661.7)
  Net income (loss).................................    (64.5)     6.1   (275.5)
                                                      -------  -------  -------
  Retained earnings (deficit) at end of year........  $(995.6) $(931.1) $(937.2)
                                                      =======  =======  =======

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         ZENITH ELECTRONICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                  In millions, except share and per share data

                                                                December 31
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                           Assets
Current Assets
  Cash....................................................... $   3.2  $   --
  Receivables, net of allowance for doubtful accounts of
   $30.1 and $23.5, respectively.............................    67.7     99.9
  Receivable from related party (Note Five)..................    14.5     12.4
  Inventories (Note Ten).....................................    31.9     78.7
  Other......................................................    17.2     30.7
                                                              -------  -------
    Total current assets.....................................   134.5    221.7

Property, plant and equipment, net (Note Twelve).............     8.6      7.8
Property held for disposal (Notes One and Twelve)............     --      43.1
Other non-current assets.....................................     5.2      6.4
                                                              -------  -------
    Total assets............................................. $ 148.3  $ 279.0
                                                              =======  =======
            Liabilities and Stockholders' Equity
Current Liabilities
  Short-term debt (Note Thirteen)............................ $   --   $  41.0
  Accounts payable...........................................    14.7     56.8
  Accounts payable with related party (Note Five)............    28.8     41.1
  Compensation and retirement benefits (Note Fifteen)........    12.0     26.2
  Product warranties.........................................    13.2     18.3
  Co-op advertising and merchandising programs...............     7.8     14.0
  Restructuring costs (Note Six).............................    11.0     18.4
  Income taxes payable (Note Seven)..........................     9.6      5.1
  Other accrued expenses.....................................    44.4     52.8
                                                              -------  -------
    Total current liabilities................................   141.5    273.7

Long-term debt (Note Fourteen)...............................    39.8     39.1
Long-term debt with related party (Note Fourteen)............   189.9    124.6

Stockholders' Equity
  Common stock, $.01 par value; 1,000 shares authorized and
   outstanding...............................................     --       --
  Additional paid-in capital.................................   772.7    772.7
  Retained earnings (deficit)................................  (995.6)  (931.1)
                                                              -------  -------
    Total stockholders' equity (Note Eleven).................  (222.9)  (158.4)
                                                              -------  -------
      Total liabilities and stockholders' equity............. $ 148.3  $ 279.0
                                                              =======  =======


  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        ZENITH ELECTRONICS CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  In millions

                                                         Increase (Decrease)
                                                               in Cash
                                                             Year Ended
                                                             December 31
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------  ------  -------
Cash Flows from Operating Activities
Net income (loss), including reorganization items.....  $(64.5) $  6.1  $(275.5)
Adjustments to reconcile net income (loss) to net cash
 provided (used) by operations:
 Depreciation.........................................     3.8    15.4     31.2
 Non-cash restructuring charges including asset
  impairment..........................................     --      --     144.6
 Gain on asset sales, net.............................    (6.0)   (4.1)   (16.6)
 Other................................................     --     (5.3)     1.5
 Extraordinary gain on debt retirement................     --    (70.2)     --
 Changes in assets and liabilities:
   Current accounts...................................    53.9   (11.4)   (47.4)
   Other assets.......................................     1.2     8.1      3.3
   Other liabilities..................................     --     (3.4)     6.9
                                                        ------  ------  -------
Net cash used by operating activities.................   (11.6)  (64.8)  (152.0)
                                                        ------  ------  -------
Cash Flows from Investing Activities
 Capital additions....................................    (5.0)   (4.1)    (8.1)
 Capital additions purchased from related party.......     --      --      (0.3)
 Proceeds from asset sales............................     6.7    49.2     57.4
 Transferor certificates decrease.....................     --      --     110.7
 Distribution of investor certificates................     --      --     (41.0)
                                                        ------  ------  -------
Net cash provided by investing activities.............     1.7    45.1    118.7
                                                        ------  ------  -------
Cash Flows from Financing Activities
 Short-term borrowings, net...........................   (41.0)   21.4     77.8
 Proceeds from issuance of long-term debt.............    60.0     --       --
 Principal payments on long-term debt.................    (5.9)   (1.7)   (44.5)
                                                        ------  ------  -------
Net cash provided by financing activities.............    13.1    19.7     33.3
                                                        ------  ------  -------

Increase in cash......................................     3.2     --       --
Cash at beginning of year.............................     --      --       --
                                                        ------  ------  -------
Cash at end of year...................................  $  3.2  $  --   $   --
                                                        ======  ======  =======
Increase (decrease) in cash attributable to changes in
 current accounts:
 Receivables, net.....................................  $ 19.1  $ 23.2  $(113.8)
 Income taxes.........................................     4.5     0.9      3.5
 Inventories..........................................    30.6     5.5     79.7
 Other current assets.................................    12.8   (19.9)    10.5
 Accounts payable and accrued expenses................   (13.1)  (21.1)   (27.3)
                                                        ------  ------  -------
Net change in current accounts........................  $ 53.9  $(11.4) $ (47.4)
                                                        ======  ======  =======
Supplemental disclosure of cash flow information--
 Cash paid (refunded) during the year for:
   Interest...........................................  $ 11.0  $ 45.1  $  38.1
   Income taxes.......................................     --      --      (0.8)

Non-cash activity:
 Transfer of Reynosa facilities and other Reynosa
  assets, net to an affiliate of LGE to settle
  account payable with related party..................  $ 67.0  $  --   $   --
 Interest added to principle of LGE Restructured
  Senior Note, including $2.3 million accrued in
  1999................................................    11.9     --       --
 Exchange of 6 1/4% subordinated debentures due 2011
  for 8.19% senior notes due 2009.....................     --    103.5      --
 Exchange of short-term debt and extended-term
  payables, both with related party, for
  stockholders' equity................................     --    200.0      --
 Exchange of short-term debt and long-term
  liabilities for restructured senior notes, all with
  related party.......................................     --    126.2      --

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        ZENITH ELECTRONICS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note One--Significant Accounting Policies: Nature of operations: The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--was composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products and Network Systems, which designs, develops and markets digital set-top boxes, which are sold primarily to satellite systems operators, telecommunications companies and other commercial users. During 2000, the company disposed of its Network Systems Division. See Note Two--Sale of Network Systems Division.

   Principles of consolidation: The consolidated financial statements include the accounts of Zenith Electronics Corporation and all domestic and foreign subsidiaries (the company). All significant intercompany balances and transactions between Zenith and/among its subsidiaries have been eliminated.

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

   Property held for disposal was reported at the lower of carrying amount or fair value, less estimated cost to sell, and was not depreciated. This property included certain facilities and land no longer used in the company's operations and property and equipment, which were transferred to an affiliate. See Note Twelve for additional information on property held for disposal.

   Rental expenses under operating leases were $8.8 million, $13.3 million, and $19.9 million in 2000, 1999 and 1998, respectively.

   Future minimum lease payments required under operating leases are $3.7 million in 2001, $3.0 million in 2002, $3.0 million in 2003, $2.3 million in 2004 and $1.2 million in 2005 and beyond.

   Engineering, research, product warranty and other costs: Engineering and research costs are expensed as incurred. Estimated costs for product warranties are provided at the time of sale based on experience factors. The costs of co-op advertising and merchandising programs are also provided at the time of sale.

   Foreign currency: The company uses the U.S. dollar as the functional currency for all foreign subsidiaries. Foreign exchange gains and losses are included in other operating (income) and were not material in 2000, 1999 and 1998.

   Impairment of Long-lived Assets: The company periodically assesses whether events or circumstances have occurred that may indicate the carrying value of its long-lived assets may not be recoverable. When such events

                        ZENITH ELECTRONICS CORPORATION
or circumstances indicate the carrying value of an asset may be impaired, the company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset carrying value is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the company recognizes an impairment loss for the amount by which the net book value of the asset exceeds its estimated fair market value. The amount of impairment charges recorded, if any, are based upon management and third party estimates of the recoverability of long-lived assets and the fair value of the related assets. It is reasonably possible that the company's estimates of the recoverability of long-lived assets and the fair value may change as new information becomes available and circumstances change.

   In 1999, there was no impairment of long-lived assets. In 2000 and 1998, impairment of long-lived assets was related to the company's restructuring plan. See Note Six for further discussion.

 New Accounting Standards

   Comprehensive Income: The company adopted Statement of Financial Accounting Standards ("SFAS") No. 130--Reporting Comprehensive Income--effective in 1998. This statement requires that certain items recorded directly in stockholders' equity be classified as comprehensive income. Comprehensive income and its components may be presented in a separate statement, or may be included in the statement of stockholders' equity or the statement of income. The company has no items that are classified as comprehensive income; thus the adoption of the SFAS had no impact on the presentation of the company's financial statements.

   Sales Incentives: In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 14, "Accounting for Certain Sales Incentives." This Issue addresses the recognition, measurement and income statement classification of various types of sales incentive, including discounts, coupons, rebates and free products. Upon adopting EITF No. 00-14, which is required effective with the second quarter of 2001, it is required that these sales incentives be classified as deductions from sales within the income statement. The Company's historical accounting policy has been to include these types of sales incentives as a deduction of sales.

   Volume-Based Sales Incentives: In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future." This consensus required that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The Company's historical accounting policy has been to expense such costs as incurred and report them as a reduction of sales.

   Shipping and Handling Costs: The EITF issued EITF Issues No. 00-10, "Accounting for Shipping and Handling Fees and Costs," (the "Issue") which addresses the classification of shipping and handling fees and was effective for the fourth quarter of 2000. The Issue requires all shipping and handling costs billed to the customer to be included as revenue in the income statement. The impact of compliance with this Issue has no material effect on the financial statements of the company.

   Note Two--Sale of Network Systems Division: On August 8, 2000, the company sold substantially all of the assets of its Network Systems Division to a subsidiary of Motorola, Inc. for $14.9 million. This discontinued segment has been segregated and the accompanying consolidated statements of operations and related footnotes have been restated. However, because the sale involved primarily the Division's inventory and property, plant and equipment, the consolidated balance sheets and consolidated statements of cash flows have not been restated.

                        ZENITH ELECTRONICS CORPORATION

   The sale of the Network System Division included inventory and property, plant and equipment with a net book value of $5.0 million and $1.7 million, respectively, as of the date of sale, and $7.6 million and $1.4 million, respectively, as of December 31, 1999. A gain of $5.9 million was recorded on the sale of the Network Systems Division.

   Note Three--Plan of Reorganization: On August 23, 1999, the company filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Code in the U.S. Bankruptcy Court for the District of Delaware. At the time of its filing, the company had already solicited and received approval of its prepackaged plan of reorganization by holders of the company's 6 1/4 percent subordinated debentures due 2011, LG Electronics Inc. ("LGE") and Citibank, as secured creditors.

   On November 9, 1999, as a result of the company's prepackaged plan of reorganization being confirmed by the U.S. Bankruptcy Court (on November 5,
1999), and the company satisfying certain conditions precedent to the plan's effectiveness,

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

     (iv) the company and LGE entered into a new $60.0 million credit facility,

     (v) $39.5 million of the restructured senior notes referred to above were settled by the transfer of the company's production facility located in Reynosa, Mexico to LGE on January 1, 2000,

     (vi) the company's old common stock and treasury stock were canceled, thereby increasing old additional paid-in capital (no distribution was made to any holders as a result of their shares),

     (vii) the company's articles of incorporation and by-laws were amended, and

     (viii) LGE converted $200.0 million of the company's debt and extended-term payables with LGE into 100 percent of the company's new common stock, and as a result, the company became a wholly owned subsidiary of LGE.

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

   Note Four--Liquidity and Financial Condition: The company has incurred net losses before extraordinary item of $64.5 million, $64.1 million and $275.5 million in 2000, 1999 and 1998, respectively. In addition, the company had a negative working capital position of $7.0 million as of December 31, 2000. The company believes that, giving effect to (i) the Citicorp senior bank credit facility and the LGE credit support facility discussed in Notes Thirteen and Fourteen and (ii) the company's projected cash flow from operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements for the year 2001. However, such belief is based upon various assumptions, including those underlying the successful implementation of its phase out of its analog consumer electronics business and its focus on becoming a distributor of digital electronics to the

                        ZENITH ELECTRONICS CORPORATION
consumer market. The company's access to available funds from the Citicorp senior bank credit facility and the LGE credit support facility is conditioned upon continued compliance with certain financial covenants in fiscal year 2001. In addition to its $60.0 million credit support facility, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit facility as allowable under Korean law.

   Note Five--Related Party: As a result of the company's prepackaged bankruptcy proceeding in November 1999, the company became a wholly owned subsidiary of LGE. In November 1995, LGE and an affiliate of LGE purchased a majority of the shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during 2000, 1999 and 1998.

   Product purchases: In the ordinary course of business, the company purchases televisions, VCRs, television-VCR combinations and components from LGE and its affiliates. Effective January 1, 2000, the company transferred its Reynosa, Mexico manufacturing facilities to an affiliate of LGE as part of the company's operational restructuring and prepackaged plan of reorganization, resulting in significantly increased purchases from LGE. The company paid LGE $332.0 million, $52.7 million and $50.7 million for such purchases in 2000, 1999 and 1998, respectively. In addition, in 2000, the company purchased $8.2 million of parts from an affiliate of LGE.

   In 1998, the company and LGE entered into a direct shipment arrangement pursuant to which LGE sold and shipped VCRs directly to the company's two largest customers and paid the company a license fee for the use of the company's brand names on such products and the inclusion of the company's patented tuner technology in such products. During 1999 and 1998, the company accrued approximately $1.7 million and $1.5 million, respectively, in royalties for the use of the company's brand names pursuant to this direct shipment program. Effective January 1, 2000, the company sells directly to its two largest customers and no royalties are accrued. An agreement was entered into in April 1997, in Canada whereby LGE's Canadian affiliate sold Zenith branded VCRs under a license from the company. Pursuant to that agreement, the company accrued approximately $0.5 million in 1999 and $0.3 million in 1998. No accrual was recorded in 2000.

   Equipment purchases: The company purchased approximately $0.3 million of production machinery and equipment from LGE during 1998. No machinery and equipment was purchased from LGE in 1999, although $11.8 million of equipment rights pertaining to the sale-leaseback transaction discussed below were reclassified to property, plant and equipment in 1999, of which $3.8 million was included in machinery and equipment and $8.0 million was included in property held for disposal. In 2000, no machinery and equipment was purchased from LGE.

   Product and other sales: In 2000, the company sold televisions, and prior to 2000, also picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates. Sales by the company to LGE and its affiliates in 2000, 1999 and 1998 were $8.3 million, $33.2 million and $53.6 million, respectively. The sales were lower in 2000 as a result of cessation of sales to LGE in Mexico because of the transfer of the Reynosa, Mexico facilities to an affiliate of LGE, as discussed above, and the company's closing of its other manufacturing operations in 1999.

   Subsidiaries of LGE distribute products for the company in Canada and Mexico. During 2000, 1999 and 1998, the company's sales to the LGE Canadian subsidiary were $3.6 million, $15.8 million and $27.3 million, respectively. In 2000, the company's sales to a United States affiliate of LGE, which subsequently shipped the

                        ZENITH ELECTRONICS CORPORATION
merchandise to the LGE subsidiary in Mexico, were $4.7 million. During 1999 and 1998, the company's sales to the LGE Mexican subsidiary were $17.4 million and $19.6 million, respectively. These amounts are included in the sales by the company to LGE and its affiliates discussed above.

   Technical agreements: The company and LGE are currently operating under several technology agreements and licenses, including: LGE engineering support for HDTV development and related technical and intellectual property; technology and patent licenses to LGE to develop flat tension mask products; and agreements granting LGE the right to use the company's patents on television tuners. LGE's payments in 2000, 1999 and 1998, to the company under these agreements and licenses were $0.1 million, $0.4 million and $0.4 million, respectively.

   An affiliate of LGE has licensed certain technological information from Zenith relating to the manufacture of VSB modulation equipment under a 1998 agreement. That agreement allows the LGE affiliate to use technical information and design schematics as the basis for further development of commercial products. Under the agreement, Zenith received $0.3 million in 1998 in up-front payments and additional royalty payments per unit sold by the LGE affiliate based on Zenith's design. No additional amount was accrued for these royalty payments in 1999 or 2000. This agreement does not include a license on the VSB patent.

   In June 2000, the company and LGE entered into an agreement whereby the company would provide engineering and research services on certain projects for LGE. These services are billed quarterly to LGE at a rate fully covering the company's direct and indirect costs. The amount billed for 2000 was $6.2 million and is included in other operating income.

   Service Assistance: On May 1, 2000, the company began outsourcing to an affiliate of LGE repair services and parts for warranty work for the company's products. Such payments were $3.4 million in 2000.

   On November 1, 2000, the company sold its Parts and Service Group to an affiliate of LGE for $10.8 million, which was the net carrying value of the assets transferred. The Parts and Service Group primarily provided parts and warranty service for video products with the company brand name. As a result of this sale, the Group is now owned by the LGE affiliate, which has the sales and service business for LGE United States operations.

   In 1999 and 1998, employees of LGE provided certain services to the company that were covered under various agreements. The cost of these services was $0.2 million and $1.5 million in 1999 and 1998, respectively.

   The company made payments to an affiliate of LGE of $0.3 million, $1.3 million and $1.1 million in 2000, 1999 and 1998, respectively, for software development, design and support services including the company's Year 2000 Readiness Support.

   Interest Expense: A summary of the interest expense (in millions) and associated effective weighted average annual rates for related party transactions is as follows:

                                   2000             1999             1998
                             Interest Expense Interest Expense Interest Expense
                             ---------------- ---------------- ----------------
   Extended accounts
    payable with LGE.......       $ --             $10.1            $15.1
   Amortization of stock
    options................         --               0.8              5.1
   Leveraged lease claims..         --               6.0              4.0
   Reimbursement claims....         --               8.2              3.3
   Secured credit
    facility...............         --               3.6              2.2
   LGE restructured senior
    note...................        14.9              2.3              --
   LGE credit support
    facility...............         3.3              --               --
                                  -----            -----            -----
   Total related party
    interest expense.......       $18.2            $31.0            $29.7
                                  =====            =====            =====

                        ZENITH ELECTRONICS CORPORATION

                                        2000          1999          1998
                                    Interest Rate Interest Rate Interest Rate
                                    ------------- ------------- -------------
   Extended accounts payable with
    LGE............................      N/A           7.6%         13.4%
   Leveraged lease claims..........      N/A           9.3%         12.3%
   Reimbursement claims............      N/A          10.3%         10.5%
   Secured credit facility.........      N/A          12.2%         12.2%
   LGE restructured senior note....     11.4%         12.1%          N/A
   LGE credit support facility.....      9.7%          N/A           N/A

   In return for LGE providing support for certain financing activities of the company entered into in April 1997, the company granted options to LGE to purchase 3,965,000 common shares of the company at an exercise price of $0.01 per share. These options were exercisable over a 12 1/2 year period with 793,000 options vesting in each of the first three years. In 1998, the balance of 2,219,000 of LGE's stock options was canceled. The accounting for these stock options was based upon their fair value with that fair value being amortized straight-line to interest expense over the term of the associated commitments. The quoted market price of the stock at the time of issuance was $10.00 per share, which was used as the fair value of the options. The portions of the deferred financing charges applicable to the sale-leaseback transaction and the receivable securitization were written off in the third quarter of 1998 as part of the restructuring charge discussed in Note Six. The vested stock options were canceled as part of the prepackaged plan of reorganization.

   See Note Fourteen for discussion of the LGE Restructured Senior Note and the LGE Credit Support Facility.

   Other Items: During 2000, LGE agreed to support $1.9 million of advertising costs incurred by the company. In addition, the company incurred $1.6 million of costs for the Reynosa facilities, which were billed to the affiliate of LGE that now owns the facility. No similar advertising support occurred in either 1999 or 1998.

   The company currently leases space in Ontario, California, for a warehouse from an LGE subsidiary. The company leased space in Huntsville, Alabama for its Parts and Service Group from an LGE subsidiary for all of 1999 and 1998 and in 2000, until the Parts and Service Group was sold. The company also leased space in San Jose, California, for its Network Systems group from an LGE subsidiary in 1998. Lease payments for these facilities were approximately $0.6 million in 2000, $0.7 million in 1999 and $0.6 million in 1998.

   Included in the financial statements are $14.5 million and $12.4 million of related party receivables from LGE and its affiliates as of December 31, 2000 and 1999, respectively. The December 31, 2000 balance consists of $7.0 million from sales in the ordinary course of business with LGE and its affiliates, $1.9 million for fourth quarter engineering and research billing, $1.9 million for advertising support and $1.6 million for Reynosa facility costs, all discussed above, and $2.1 million for other items. Certain of these billings have been disputed and reserves of $2.1 million were recorded during 2000 for these related party receivables.

   The December 31, 1999 balance represents $10.2 million related primarily to sales in the ordinary course of business with LGE and its affiliates and $2.2 million related to license and warranty fees from direct shipment of VCRs.

   Accounts payable with related party included $28.8 million and $41.1 million to LGE and its affiliates as of December 31, 2000 and 1999, respectively. As discussed above, effective January 1, 2000, the company transferred its Reynosa, Mexico manufacturing facilities to an affiliate of LGE. As a result, LGE is now a major supplier to the company and the accounts payable balance as of December 31, 2000, is part of normal transactions with LGE. The December 31, 1999 balance includes $39.5 million payable to LGE related to the transfer of the company's Reynosa, Mexico manufacturing subsidiaries and related operations and assets, which were transferred to an affiliate of LGE on January 1, 2000.

                        ZENITH ELECTRONICS CORPORATION

   The December 31, 2000 account payable balance with related party includes $1.4 million, which was recorded as a contingent liability to an affiliate of LGE. The affiliate purchased raw materials based on purchase orders from the company, but as a result of the change from analog to digital products, this inventory may be excessive.

   The company believes that the transactions between the company and LGE have been conducted on terms no less favorable to the company than could have been obtained with unrelated third parties.

   Note Six--Restructuring and Other Charges: The company has closed all of and has disposed of substantially all of its manufacturing facilities and outsourced all product lines. The company has transformed itself from an integrated manufacturer and distributor of consumer electronic products into a sales, distribution, marketing and technology company. The company is now in the process of continuing upon that transformation by moving strategically to a digital product base for its consumer business.

   During 2000, the company recorded $18.2 million of restructuring charges including, $3.7 million of non-cash asset impairment charges, $5.3 million of severance and $9.2 million of other closure, employee and professional costs. A portion of these costs related to the decision announced in the fourth quarter to transform the company's principal product lines from analog to digital and the related planned reorganization of the company's primary functions. As a result of these announcements, $5.3 million was accrued for severance costs for approximately 180 employees throughout the organization who will be terminated (i) due to the phase out of the analog sales and support functions in 2001; (ii) when support and other departments move to New Jersey, are consolidated into some operations with other LGE United States subsidiaries or are no longer needed; (iii) when the company replaces its current computer operating system with LGE's worldwide system in 2001; and
(iv) when the accessories product line is phased out in 2001.

     An additional $9.2 million of restructuring costs were expensed as incurred in 2000 for the following:

     1. $3.8 million for additional severance incurred in connection with the closure and transfer of the company's Mexican manufacturing facilities.

     2. $2.4 million for professional fees relating to disposal of assets, the appeal of the confirmation of the company's prepackaged plan of reorganization and post-closing matters for assets sold in prior periods.

     3. $2.3 million for other severance costs related to exiting certain manufacturing and product engineering functions and the consumer parts and service operation during 2001.

     4. $0.7 million for additional exit costs accrued for the closure of Mexican subsidiaries.

   A summary of the restructuring and reorganization charges recorded in 2000 is as follows (in millions):

                            Restructuring     2000        2000   Restructuring
                             Reserve at   Restructuring   Cash    Reserve at
                            Dec. 31, 1999  Charges(1)   Payments Dec. 31, 2000
                            ------------- ------------- -------- -------------
Severance and other
 employee costs............     $ 6.0         $11.4      $(10.6)     $ 6.8
Plant closure and business
 exit costs................       6.7           0.7        (3.4)       4.0
Professional fees..........       5.4           2.4        (7.6)       0.2
Other......................       0.3           --         (0.3)       --
                                -----         -----      ------      -----
    Total restructuring....     $18.4         $14.5      $(21.9)     $11.0
                                =====         =====      ======      =====

- --------
(1) Excludes $3.7 million of non-cash impairment charges.

   The $11.0 million reserve appears, at this time, to be adequate to cover the remaining costs of the restructuring activity identified at December 31, 2000.

                         ZENITH ELECTRONICS CORPORATION

   In addition, as of December 31, 2000 and 1999, the company had asset impairment write-downs of $47.0 million and $86.1 million, respectively, which were provided for in 1997 and 1998 and are primarily included in fixed assets.

   The $3.7 million of asset impairment charges in 2000 pertained to a change in the estimate of the required environmental reserves at the company's CRT plant in Melrose Park, Illinois and to the agreed upon valuation of the Reynosa assets transferred to an affiliate of LGE on January 1, 2000.

   During 1999, the company recorded $16.9 million of restructuring charges, primarily related to costs associated with (i) work performed by outside consulting and law firms to support the development of the operational and financial restructuring plans and the prepackaged plan of reorganization ($11.1 million); (ii) severance and other employee costs ($2.9 million); and (iii) plant closure costs ($2.9 million). In addition, for the period from the filing of the prepackaged plan of reorganization on August 23, 1999 to November 9, 1999, the company incurred $2.4 million of professional fees for purposes discussed above, which was included in reorganization items. Deferred debt issuance costs ($1.3 million) related to debt restructured pursuant to the prepackaged plan of reorganization were also written off and included in reorganization items.

   A summary of the restructuring and reorganization charges recorded in 1999 is as follows (in millions):

                                                     Restructuring     1999                  Restructuring
                                                      Reserve at   Restructuring  1999 Cash   Reserve at
                                                     Dec. 31, 1998    Charges    Payments(1) Dec. 31, 1999
                                                     ------------- ------------- ----------  -------------
Severance and other employee costs..................     $15.4         $ 5.5       $(14.9)       $ 6.0
Plant closure and business exit costs...............      15.0           2.9        (11.2)         6.7
Professional fees...................................       0.6          14.8        (10.0)         5.4
Other...............................................       0.3           --           --           0.3
                                                         -----         -----       ------        -----
    Total restructuring.............................     $31.3         $23.2       $(36.1)       $18.4
Less amount reclassified to discontinued
 operations.........................................       --           (2.6)         2.6          --
                                                         -----         -----       ------        -----
    Total restructuring from continuing operations..     $31.3         $20.6       $(33.5)       $18.4
                                                         =====         =====       ======        =====

- --------
(1) Includes $1.3 million asset write-off.

   During 1998, the company provided for impairment of assets and restructuring costs related to its operational restructuring plan. A summary of the restructuring charges recorded in 1998 is as follows (in millions):

                                 Restructuring                    Restructuring
                                  Charges at     Asset    Cash     Reserve at
                                   Inception   Write-off Payment  Dec. 31, 1998
                                 ------------- --------- -------  -------------
Loss on termination of
 leveraged lease...............     $ 68.8      $ (68.8) $  --        $ --
Deferred financing charge/bank
 fee write-off.................       36.6        (34.5)   (2.1)        --
Accelerated amortization of
 deferred gain.................       (9.1)         9.1     --          --
Impairment of property, plant
 and equipment.................       47.2        (47.2)    --          --
Severance and other employee
 costs.........................       24.8          --     (9.4)       15.4
Plant closure and business exit
 costs.........................       18.8          --     (3.8)       15.0
Professional fees..............       11.5          --    (10.9)        0.6
Inventory write-downs..........        3.2         (3.2)    --          --
Other..........................        0.5          --     (0.2)        0.3
                                    ------      -------  ------       -----
    Total restructuring........     $202.3      $(144.6) $(26.4)      $31.3
Less amount reclassified to
 discontinued operations.......       (2.3)         --      2.3         --
                                    ------      -------  ------       -----
    Total restructuring from
     continuing operations.....     $200.0      $(144.6) $(24.1)      $31.3
                                    ======      =======  ======       =====

                        ZENITH ELECTRONICS CORPORATION

   The company incurred a $68.8 million loss in the third quarter of 1998 on the termination of the leveraged lease, which was entered into in April 1997, on equipment at Melrose Park, Illinois and at Reynosa and Juarez, Mexico. During 1998, as a part of the operational restructuring, the company determined it would not use a substantial portion of the equipment subject to leaseback, thereupon causing an event of default under the lease. The company's payment obligations under the lease were fully guaranteed by LGE, which made a negotiated settlement payment of $90.1 million in the third quarter to the lessor. The appraised value of the equipment was significantly less than the original investment value, thus resulting in the loss of $68.8 million. The reasons for the loss of value were related both to the products produced and to global economic changes. This loss was calculated as the difference between the $90.1 million liability to LGE for settlement of the lease obligation and the $21.3 million then-current value of the equipment.

   Of the $36.6 million expense for banking and deferred financing fees, $28.3 million of the fees related to the leveraged lease. (The former amount does not include the accelerated amortization of the remaining $9.1 million deferred gain related to the 1997 sale of assets into the leveraged lease.) Also, $3.9 million was related to the receivable securitization as discussed in Note Seventeen and $1.6 million was related to the credit facility with Citicorp that was amended in the third quarter of 1998. Additionally, the company incurred $2.8 million in banking and financing fees and expenses related to its continuing efforts to secure financing commitments.

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

   It was anticipated that the implementation of the company's operational restructuring plan related to the bankruptcy would result in the termination, at a cost of $21.3 million, of approximately 4,200 employees by December 31, 1999, primarily at the company's manufacturing facilities. During 1998, the Company terminated approximately 2,500 of these employees. These terminations resulted in expenditures of $5.9 million in 1998, with $15.4 million remaining to be paid in 1999. During 1999, the company reduced the number of employees by approximately 2,850, incurring severance and other employee costs of $12.3 million and an additional provision of $2.9 million was recorded. Additionally, during 1998, the company incurred expenditures of $1.9 million to retain key management employees throughout the operational restructuring process.

   Included in the 1998 total $18.1 million of plant closure and business exit costs were $5.8 million of plant costs at the Melrose Park, Illinois facility incurred to maintain the property subsequent to the cessation of manufacturing activities. In addition, plant closure and business exit charges also reflected $2.1 million of legal costs, $2.1 million of duty payments related to plant equipment in Mexico that the company was selling or disposing of and a $1.5 million charge for the early termination of various leases. An additional charge of $2.9 million was incurred for bonus payments given to Melrose Park employees to stabilize employment and maintain

                        ZENITH ELECTRONICS CORPORATION
production after the announcement of the plant closure. Plant closure and business exit costs also included a $2.9 million charge related to management salaries and labor costs associated with the closure of the facilities and $0.8 million of other exit/plant closure funds. The company incurred cash outlays of $3.1 million in 1998 for plant closure and business exit costs, and the company expected to incur additional cash outlays of $16.0 million in 1999 and 2000, of which $15.0 million was accrued as of December 31, 1998. During 1999 and 2000, $11.2 million and $3.4 million, respectively, was expended on plant closure and business exit costs and additional provisions of $2.9 million and $0.7 million, respectively, were recorded.

   The $11.5 million charge for professional fees in 1998 reflected work performed by outside professionals to support the development of the company's operational and financial restructuring plans and its prepackaged bankruptcy proceeding.

   Note Seven--Income Taxes: The components of income taxes were as follows (in millions):

                                                                   Year Ended
                                                                  December 31
                                                                 --------------
                                                                 2000 1999 1998
                                                                 ---- ---- ----
      Currently payable:
        Federal................................................. $--  $--  $--
        State, local and foreign................................  4.5  2.0  3.0
                                                                 ---- ---- ----
      Total income taxes........................................ $4.5 $2.0 $3.0
                                                                 ==== ==== ====

   The statutory federal income tax rate and the effective tax rate, both as percentages of loss before income taxes and extraordinary item from continuing operations, are compared below:

                                                          Year Ended
                                                          December 31
                                                       ---------------------
                                                       2000    1999    1998
                                                       -----   -----   -----
      Statutory federal income tax rate...............  35.0%   35.0%   35.0%
      Foreign tax effects.............................  (6.4)   (3.3)   (1.1)
      Tax benefits not recognized subject to future
       realization.................................... (35.0)  (35.0)  (35.0)
                                                       -----   -----   -----
          Effective tax rate..........................  (6.4)%  (3.3)%  (1.1)%
                                                       =====   =====   =====

   Deferred tax assets (liabilities) are comprised of the following (in millions):

                                                                 Year Ended
                                                                 December 31
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
      Loss carry-forwards..................................... $ 381.5  $ 354.3
      Inventory valuation.....................................     5.4      8.5
      Property, plant and equipment valuation reserve.........    23.6     34.6
      Product warranty........................................     6.9      9.0
      Merchandising...........................................     3.1      5.8
      Bad debt reserves.......................................    12.7      9.9
      Disallowed interest.....................................    19.0     11.8
      Other...................................................    21.7     35.4
                                                               -------  -------
        Deferred tax assets...................................   473.9    469.3
                                                               -------  -------
      Depreciation............................................    17.6      9.8
                                                               -------  -------
        Deferred tax liabilities..............................    17.6      9.8
                                                               -------  -------
      Valuation allowance.....................................  (456.3)  (459.5)
                                                               -------  -------
        Net deferred tax assets............................... $   --   $   --
                                                               =======  =======

                        ZENITH ELECTRONICS CORPORATION

   The valuation allowance was established because the realization of these assets cannot be reasonably assured, given the company's recurring losses.

   As of December 31, 2000, the company had $901.9 million of total net operating loss carry-forwards (NOLs) available for federal income tax purposes (which expire from 2005 through 2020) and unused tax credits of $2.7 million (which expire beginning in 2001).

   As discussed in Note Three, on November 9, 1999, the company emerged from the bankruptcy proceeding. For federal income tax purposes, the company realized $213.0 million of cancellation of debt income. As a result, the company is required to eliminate its current tax operating loss, and a portion of its net operating loss carryovers. The net operating losses described above are those that remain after such reduction.

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

   The company also experienced an "ownership change" when LGE purchased its initial investment in November 1995. As such, $420.0 million of the company's pre-November 1995 net operating losses are subject to an annual limitation of $27.0 million per year under the general Section 382 rules. In addition, this limitation, appropriately modified, will also apply to the company's utilization of most of its tax credit carryovers. The effect of this annual limit will depend on the generation of sufficient taxable income in the future and certain other factors.

   Note Eight--Segment and Geographic Data: The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--prior to August 8, 2000, was composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designs, develops and markets digital set-top boxes, which are sold primarily to satellite systems operators, telecommunications companies and other commercial users. Effective August 8, 2000, the Network Systems Division was sold. See Note Two.

   Financial information, summarized by geographic area, is as follows (in millions):

                                                                Year Ended
                                                               December 31
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
      Net sales (1):
        Domestic companies................................ $548.1 $701.0 $827.0
        Foreign companies.................................   11.3   38.9   51.1
                                                           ------ ------ ------
          Total net sales................................. $559.4 $739.9 $878.1
                                                           ====== ====== ======
      Long-lived assets:
        Domestic companies................................ $ 13.8 $  3.9 $ 21.5
        Foreign companies.................................    --    53.4   98.0
                                                           ------ ------ ------
          Total long-lived assets......................... $ 13.8 $ 57.3 $119.5
                                                           ====== ====== ======

- --------
(1) Net sales are attributed to countries based on location of customer.

                        ZENITH ELECTRONICS CORPORATION

   Foreign operations in 1999 and 1998 consisted of manufacturing and sales subsidiaries in Mexico and a purchasing office in Taiwan. Only the Taiwan office remained open in 2000. Sales to affiliates are principally accounted for at amounts based on local costs of production plus a reasonable return.

   Sales to a single customer, Circuit City Stores, Inc., amounted to $113.4 million (20 percent) in 2000, $115.0 million (16 percent) in 1999, and $131.2 million (15 percent) in 1998. Sales to a second customer, Sears, Roebuck and Company, accounted for $57.6 million (10 percent) in 2000, $77.9 million (11 percent) in 1999, and $102.7 million (12 percent) in 1998. No other customer accounted for 10 percent or more of net sales in 2000, 1999 or 1998.

   Note Nine--Other Operating (Income): Major manufacturers of televisions and VCRs agreed during 1992 to take licenses under some of the company's U.S. tuner system patents (the licenses expire in 2003). Also in 1998 and 1999, certain VCR's were sold directly by the manufacturer (LGE) rather than through the company's direct sales organization; the company received a royalty for these sales.

   Other operating (income) consisted of the following (in millions):

                                                            Year Ended
                                                           December 31
                                                       ----------------------
                                                        2000    1999    1998
                                                       ------  ------  ------
      Royalty income--tuner system patents............ $(30.7) $(30.6) $(35.1)
      Royalty income--VCR direct ship.................    --     (1.7)   (1.5)
      Royalty income--other...........................   (2.2)   (4.0)   (1.9)
      Bank fees.......................................    3.0     1.9     3.7
      Engineering and research services provided to
       LGE............................................   (6.2)    --      --
      Other...........................................   (2.6)   (3.2)   (9.9)
                                                       ------  ------  ------
          Total other operating (income).............. $(38.7) $(37.6) $(44.7)
                                                       ======  ======  ======

   Note Ten--Inventories: Inventories consisted of the following (in millions):

                                                                    December 31
                                                                    -----------
                                                                    2000  1999
                                                                    ----- -----
      Raw materials and work-in-process............................ $ --  $26.0
      Finished goods...............................................  31.9  52.7
                                                                    ----- -----
          Total inventories........................................ $31.9 $78.7
                                                                    ===== =====

   Note Eleven--Stockholders' Equity: Changes in stockholders' equity accounts are shown below (in millions):

                                               Common    Additional    Treasury
                                               Stock   Paid-in Capital  Shares
                                               ------  --------------- --------
      Balance, December 31, 1997.............. $ 67.1      $507.3       $(1.7)
        Restricted stock issued...............    0.5        (0.5)        --
                                               ------      ------       -----
      Balance, December 31, 1998.............. $ 67.6      $506.8       $(1.7)
        Cancellation of Old common stock......  (67.6)       65.9         1.7
        Issuance of New common stock..........    --        200.0         --
                                               ------      ------       -----
      Balance, December 31, 1999 and 2000..... $  --       $772.7       $ --
                                               ======      ======       =====

   As discussed in Note Three, under the terms of the prepackaged plan, all of the shares of $1 par value common stock, including shares held by LGE, were canceled and the holders thereof received no distribution

                        ZENITH ELECTRONICS CORPORATION
and retained no property on account of such equity interests. Also, as part of the prepackaged plan, LGE was issued 1,000 shares of $.01 par value common stock in exchange for $200.0 million of debt and extended-term payables.

   Note Twelve--Property, Plant and Equipment: Property, plant and equipment consisted of the following (in millions):

                                                                 December 31
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
      Land.................................................... $   0.4  $   0.4
      Buildings...............................................    42.1     81.6
      Machinery and equipment.................................   206.7    476.7
                                                               -------  -------
                                                                 249.2    558.7
      Less accumulated depreciation...........................  (193.6)  (421.7)
      Less valuation reserve..................................   (47.0)   (86.1)
                                                               -------  -------
          Total property, plant and equipment, net............ $   8.6  $  50.9
                                                               =======  =======

   At December 31, 1999, the company reclassified $43.1 million of property held for disposal out of property, plant and equipment into non-current assets. This amount primarily represented the company's Reynosa, Mexico facility, which was transferred to an affiliate of LGE at its fair market value, which approximated the company's then-current carrying value, in exchange for the cancellation of certain of the company's obligations to LGE in January 2000.

   Note Thirteen--Short-term Debt: On November 9, 1999, on the company's exit from bankruptcy proceedings, Citicorp terminated the debtor-in-possession financing facility, which it had provided. Also on November 9, 1999, the company entered into a senior bank credit agreement with Citicorp North America, Inc. that provided for a three-year $150.0 million senior credit facility subject to borrowing base restrictions. The facility is secured by substantially all of the company's assets and is subject to other terms and conditions. Borrowings bear interest based on specified margins in a range of
1.5 percent to 3.0 percent above LIBOR or the prime rate depending on the company's compliance with certain financial covenants. The Citicorp senior bank facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates. In the fourth quarter of 2000, the company reduced the commitment available under the senior credit facility to $80.0 million as a result of its projected borrowing base and cash flow requirements. As of December 31, 2000, no borrowings were outstanding under this facility.

   In December 2000, the company's senior credit facility with Citicorp was amended to waive certain financial covenants and to revise other covenants in response to the company's business plan to exit substantial portions of its analog business in favor of digital products. The amendment also allowed the company to enter into certain short-term credit facilities, which were to be guaranteed by LGE.

   In December 2000, the company obtained a $10.0 million short-term uncommitted credit facility from Bank One, which was secured by a guarantee issued by LGE. No amounts were outstanding under this facility as of December 31, 2000.

   Borrowings and interest rates on short-term debt were (in millions):

                                                          Year Ended December
                                                                  31
                                                          ---------------------
                                                          2000    1999    1998
                                                          -----  ------  ------
      Maximum month-end borrowings....................... $48.3  $310.9  $299.9
      Average daily borrowings...........................  29.4   220.4   182.5
      Weighted average interest rate per annum...........   9.9%   10.0%    8.5%

                        ZENITH ELECTRONICS CORPORATION

   Note Fourteen--Long-term Debt: The components of long-term debt were as follows (in millions):

                                                                 December 31
                                                                -------------
                                                                 2000   1999
                                                                ------ ------
      8.19 percent senior debentures due 2009 ($50.0 due at
       maturity)............................................... $ 39.8 $ 39.1
      LGE restructured senior note due 2009....................  129.9  124.6
      LGE credit support facility..............................   60.0    --
                                                                ------ ------
          Total long-term debt................................. $229.7 $163.7
                                                                ====== ======

   In accordance with the prepackaged plan of reorganization, the company's $103.5 million of 6 1/4 percent convertible subordinated debentures due 2011 and related accrued interest were exchanged for $50.0 million of 8.19 percent senior debentures maturing in November 2009, which were recorded at fair value of $39.1 million. The $10.9 million discount is being amortized over the life of the new senior debentures using the effective interest rate method. The debentures can be redeemed at par in whole or in part at any time and rank equally with all senior debt of the company.

   As part of the company's prepackaged plan of reorganization, LGE received the $126.2 million LGE restructured senior note as settlement of certain LGE claims. This note originally provided for interest to be accrued at LIBOR plus
6.5 percent per annum, with interest added to the principle amount of the note if certain financial ratios were not met. As of August 1, 2000, the LGE restructured senior note was amended to reduce the interest rate on borrowing to LIBOR plus 2.0 percent per annum, more closely reflecting the interest rate paid on the Citibank debt discussed above. Further, the terms determining cash payment of the interest accrued were amended to once per year versus quarterly. The note, which matures on November 1, 2009, is secured by a first lien on all assets leased to the company and its subsidiaries pursuant to the leveraged leases and transferred to the company pursuant to the restructuring agreement. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions.

   The $60.0 million LGE credit support facility contains covenants, which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility originally provided for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology. In June 2000, the LGE credit support facility was amended to reduce the interest rate on borrowing to LIBOR plus 2.0 percent per annum.

   As a result of the amendment in December 2000, to the Citicorp senior credit facility, the LGE restructured senior notes and the LGE $60.0 million credit facility were also amended so that the financial covenants reflected the terms of the amended Citicorp facility.

   The fair value of the three long-term debt issues approximates the recorded value as of December 31, 2000.

   The company remains in compliance with all financial covenants of all outstanding debt issues as of December 31, 2000.

   Note Fifteen--Retirement Plans and Employee Benefits: Virtually all employees are eligible to participate in noncontributory defined contribution retirement plans after completing one full year of service. The plans provide for an annual minimum contribution of between three and six percent of employees' eligible compensation, based partially on employees' contributions to the plans. Contributions above the minimum could be required based upon profits in excess of a specified return on net worth. Retirement plan expenses were $2.2 million, $3.8 million and $6.9 million in 2000, 1999 and 1998, respectively.

                        ZENITH ELECTRONICS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


   Note Sixteen--Contingencies: Significant legal matters to which the company is a party are summarized below. There is a range of possible outcomes for all legal matters in which the company is involved. With the exception of the matter discussed below, the company does not believe any of the other legal matters are reasonably likely to have a material adverse effect on the financial position of the company. The company's belief is based on the amounts involved and the types of litigation.

   In June 1998, Funai Electric Co., Ltd., a licensee of the company's tuner patents, filed suit in the U.S. District Court in Los Angeles against the company seeking a declaratory judgment that the company's tuner patents were invalid and unenforceable, or that the plaintiff's use of certain technologies in its current products did not infringe on the company's tuner patents. The complaint seeks the return of previously paid royalties. The plaintiff also sought a preliminary injunction precluding the company from terminating its licensing agreement and allowing it to pay future royalties into an escrow. The court has denied the plaintiff's request for a temporary restraining order against the company and has also denied plaintiff's motions for a preliminary injunction and for summary judgement to declare the patents invalid. The discovery stage of the case is complete, pretrial motions are being heard, and trial has been scheduled for late 2001.

   Note Seventeen--Trade Receivable Securitization Agreement: During the third quarter of 1998, the company's trade receivable securitization agreement, which was entered into in April 1997, was terminated. As a result, (i) receivables are no longer sold and transferor certificates (which represented the company's retained interest in the pool of receivables that were sold) have been cancelled and (ii) a non-cash restructuring charge of $3.9 million was made to write-off deferred charges (bank, attorney and guarantee fees) related to the receivable securitization as discussed in Note Six.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder of Zenith Electronics Corporation:

   We have audited the accompanying consolidated balance sheets of Zenith Electronics Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated operations and retained earnings (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zenith Electronics Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP
                                          _____________________________________
                                          Arthur Andersen LLP

Chicago, Illinois
March 23, 2001

                   UNAUDITED QUARTERLY FINANCIAL INFORMATION

                             2000 Quarter Ended              1999 Quarter Ended
                         ------------------------------  --------------------------------
                          Dec.   Sept.    June    Mar.    Dec.
                           31      30      30      31      31      Oct. 2  July 3  Apr 30
                         ------  ------  ------  ------  ------    ------  ------  ------
                                               In millions
Net sales............... $160.2  $144.7  $136.9  $117.6  $219.4    $209.5  $191.9  $119.1
Gross margin............   (3.2)    7.7    12.4     4.7    17.3      20.5    16.9     8.4
Net income (loss).......  (37.3)   (7.8)   (7.4)  (22.3)   66.3(1)   (9.8)  (20.9)  (28.3)

- --------
NOTE: From Continuing Operations
(1) Includes $70.2 million extraordinary gain.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Stockholder of Zenith Electronics Corporation:

   We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Zenith Electronics Corporation's annual report to stockholders included in this Form 10-K, and have issued our report thereon dated March 23, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                          _____________________________________
                                          Arthur Andersen LLP

Chicago, Illinois
March 23, 2001

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

         Column A           Column B        Column C          Column D      Column E
 ------------------------  ---------- ---------------------  ----------   -------------
                                            Additions
                                      ---------------------
 Reserves and allowances   Balance at Charged to Charged to
   deducted from asset     beginning  costs and    other                   Balance at
         accounts          of period   expenses   accounts   Deductions   end of period
 ------------------------  ---------- ---------- ----------  ----------   -------------
 Allowance for doubtful
  accounts:
   Year Ended December
    31, 2000.............    $ 23.5     $  3.9     $ --        $ (2.7)(2)    $ 30.1
                             ======     ======     =====       ======        ======
   Year Ended December
    31, 1999.............    $ 42.0     $  0.7     $ --        $ 19.2 (3)    $ 23.5
                             ======     ======     =====       ======        ======
   Year Ended December
    31, 1998.............    $  --      $  9.5     $33.9(1)    $  1.4 (3)    $ 42.0
                             ======     ======     =====       ======        ======
 Valuation allowance for
  deferred tax assets:
   Year Ended December
    31, 2000.............    $459.5     $  --      $ --        $  3.2        $456.3
                             ======     ======     =====       ======        ======
   Year Ended December
    31, 1999.............    $546.1     $  --      $ --        $ 86.6 (4)    $459.5
                             ======     ======     =====       ======        ======
   Year Ended December
    31, 1998.............    $462.8     $ 83.3     $ --        $  --         $546.1
                             ======     ======     =====       ======        ======
 Reserve for
  restructuring costs:
   Year Ended December
    31, 2000.............    $ 18.4     $ 14.5     $ --        $ 21.9        $ 11.0
                             ======     ======     =====       ======        ======
   Year Ended December
    31, 1999.............    $ 31.3     $ 20.6     $ --        $ 33.5 (5)    $ 18.4
                             ======     ======     =====       ======        ======
   Year Ended December
    31, 1998.............    $  --      $200.0     $ --        $168.7 (6)    $ 31.3
                             ======     ======     =====       ======        ======

- --------
(1) Amount required upon cancellation of receivable securitization agreement.
(2) Recoveries in excess of accounts written off.
(3) Uncollectable accounts written off, net of recoveries.
(4) Related to reduction in deferred tax assets, net during 1999.
(5) Includes $1.3 million asset write-off and $32.2 million cash payment.
(6) Includes $144.6 million asset write-off and $24.1 million cash payment.