Form 10-Q
period 2001-03-31
ZENITH ELECTRONICS CORP
filed 2001-05-15
CIK 109265

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

                 For the quarterly period ended March 31, 2001

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from  to

                          Commission File No. 1-4115

                               ----------------

                        ZENITH ELECTRONICS CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              36-1996520
     (State or other jurisdiction                   (IRS Employer
   of incorporation or organization)           Identification Number)

  2000 Millbrook Drive, Lincolnshire,                   60069
               Illinois                              (Zip Code)
    (Address of principal executive
               offices)

                                (847) 941-8000
             (Registrant's telephone number, including area code)

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

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  In Millions

                                                                Three Months
                                                                    Ended
                                                              -----------------
                                                              Mar. 31, Mar. 31,
                                                                2001     2000
                                                              -------- --------
Net sales....................................................  $ 64.7   $117.6
                                                               ------   ------
Costs, Expenses and Other:
  Cost of products sold......................................    60.1    112.9
  Selling, general and administrative........................    15.7     21.5
  Engineering and research...................................     2.7      3.0
  Other operating income, net (Note Five)....................   (12.8)    (6.1)
  Restructuring charges (Note Four)..........................     0.2      2.6
                                                               ------   ------
Operating loss...............................................    (1.2)   (16.3)
Interest expense.............................................     1.2      2.2
Interest expense--related party..............................     4.5      3.9
Interest income..............................................    (0.4)    (0.2)
                                                               ------   ------
Loss before income taxes from continuing operations..........    (6.5)   (22.2)
Income taxes.................................................     --       0.1
                                                               ------   ------
Net loss from continuing operations..........................  $ (6.5)  $(22.3)
Income from discontinued Network Systems Division (provision
 for income taxes zero) (Note Two)...........................     --      (1.5)
                                                               ------   ------
Net loss.....................................................  $ (6.5)  $(20.8)
                                                               ======   ======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                         ZENITH ELECTRONICS CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  In Millions

                                                                Dec.
                                                    Mar. 31,     31,    Mar. 31,
                                                      2001      2000      2000
                                                    ---------  -------  --------
ASSETS
Current Assets:
  Cash............................................  $    19.1  $   3.2  $   --
  Receivables, net of allowance for doubtful
   accounts of $32.2, $30.1 and $24.4,
   respectively...................................       38.1     67.7     74.4
  Receivable from related parties (Note Eight)....        7.9     14.5      2.3
  Inventories (Note Six)..........................       22.4     31.9     77.1
  Other...........................................       16.9     17.2     27.9
                                                    ---------  -------  -------
    Total current assets..........................      104.4    134.5    181.7

Property, plant and equipment, net................        8.1      8.6      9.5
Property held for disposal........................        --       --       1.4
Other non-current assets..........................        4.4      5.2      6.2
                                                    ---------  -------  -------
    Total assets..................................  $   116.9  $ 148.3  $ 198.8
                                                    =========  =======  =======

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Short-term debt (Note Seven)....................  $     --   $   --   $  48.4
  Accounts payable................................       12.0     14.7     26.6
  Accounts payable with related parties (Note
   Eight).........................................       16.3     28.8     31.2
  Income taxes payable............................        9.0      9.6      5.2
  Accrued expenses................................       80.0     88.4    102.8
                                                    ---------  -------  -------
    Total current liabilities.....................      117.3    141.5    214.2

Long-term debt (Note Seven).......................       40.0     39.8     39.3
Long-term debt with related parties (Note Seven)..      189.0    189.9    124.5

Stockholder's equity:
  Common stock....................................        --       --       --
  Additional paid-in capital......................      772.7    772.7    772.7
  Accumulated deficit.............................   (1,002.1)  (995.6)  (951.9)
                                                    ---------  -------  -------
    Total stockholder's equity....................     (229.4)  (222.9)  (179.2)
                                                    ---------  -------  -------
    Total liabilities and stockholder's equity....  $   116.9  $ 148.3  $ 198.8
                                                    =========  =======  =======


     See accompanying Notes to Condensed Consolidated Financial Statements

                         ZENITH ELECTRONICS CORPORATION

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  In Millions

                                                        Increase (Decrease)
                                                              in Cash
                                                        Three Months Ended
                                                        ---------------------
                                                        Mar. 31,    Mar. 31,
                                                          2001        2000
                                                        ---------   ---------
Cash Flows from Operating Activities:
Net loss...............................................  $    (6.5)  $   (20.8)
Adjustments to reconcile net loss to net cash provided
 (used) by operations:
  Depreciation.........................................        0.8         1.0
  Increase in allowance for doubtful accounts..........        2.1         0.9
  Changes in assets and liabilities:
    Current accounts...................................       19.4        11.3
    Other assets.......................................        0.8         0.2
                                                         ---------   ---------
Net cash provided (used) by operating activities.......       16.6        (7.4)
                                                         ---------   ---------
Cash Flows from Investing Activities:
  Capital additions....................................        --         (0.7)
  Proceeds from asset sales............................        --          0.6
                                                         ---------   ---------
Net cash used by investing activities..................        --         (0.1)
                                                         ---------   ---------
Cash Flows from Financing Activities:
  Short-term borrowings, net...........................        --          7.4
  Proceeds from issuance of long-term debt.............        --          0.1
  Principal payments on long-term debt.................       (0.7)        --
                                                         ---------   ---------
Net cash provided (used) by financing activities.......       (0.7)        7.5
                                                         ---------   ---------

Increase in cash.......................................       15.9         --
Cash at beginning of period............................        3.2         --
                                                         ---------   ---------
Cash at end of period..................................  $    19.1   $     --
                                                         =========   =========
Increase (decrease) in cash attributable to changes in
 current accounts:
  Receivables, net.....................................  $    34.1   $    23.7
  Income taxes.........................................       (0.6)        0.1
  Inventories..........................................        9.5       (14.6)
  Other current assets.................................        0.3         2.1
  Accounts payable and accrued expenses................      (23.9)        --
                                                         ---------   ---------
Net change in current accounts.........................  $    19.4   $    11.3
                                                         =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest...........................................  $     1.5   $     2.0
    Income taxes.......................................        --          --
Non-cash activity:
  Transfer of Reynosa facilities and other Reynosa
   assets, net to an affiliate of LGE to settle account
   payable with related party..........................  $     --    $    67.0
  Gain related to transfer of extended warranty
   business............................................        2.1         --

     See accompanying Notes to Condensed Consolidated Financial Statements

                        ZENITH ELECTRONICS CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note One--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements ("financial statements") have been prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. The accuracy of the amounts in the financial statements is in some respects dependent upon facts that will only exist, and procedures that can only be performed by the company, later in the year. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included and are of a normal, recurring nature. For further information, refer to the consolidated financial statements and notes thereto included in the company's Form 10-K for the year ended December 31, 2000.

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

   The sale of the Network Services Division included inventory and property, plant and equipment with a net book value of $5.0 million and $1.7 million, respectively, as of the date of sale. A gain of $5.9 million was recorded on the sale of the Network Systems Division.

Note Three--Liquidity and Financial Condition

   The company has incurred net losses before extraordinary item of $64.5 million, $64.1 million and $275.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, and incurred a net loss of $6.5 million in the three months ended March 31, 2001. In addition, the company had a negative working capital position of $7.0 million and $12.9 million as of December 31, 2000 and March 31, 2001, respectively. The company believes that, given (i) the Citicorp senior bank credit facility and the LG Electronics Inc. ("LGE") credit support facility discussed in Note Seven and (ii) the company's projected cash flow from operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements for the year 2001. However, such belief is based upon various assumptions, including those underlying the successful implementation of its phase out of its analog consumer electronics business and its focus on becoming a distributor of digital electronics to the consumer market. The company's access to available funds from the Citicorp senior bank credit facility and the LGE credit support facility is conditioned upon continued compliance with certain financial covenants in fiscal year 2001. In addition to its $60.0 million credit support facility, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp credit facility as allowable under Korean law.

Note Four--Restructuring Charges

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

   During the three months ended March 31, 2001, the company incurred and recorded $0.2 million of restructuring charges for continuing legal and professional fees related to the reorganization and digital transition.

   During the three months ended March 31, 2000, the company recorded $2.6 million of restructuring charges for (i) professional fees relating to disposal of assets in connection with the company's conversion from a manufacturer to a sales, marketing and research and development company, the appeal of the confirmation of the company's prepackaged plan of reorganization and post-closing matters for assets sold in prior periods ($2.1 million) and
(ii) severance payments in connection with the transfer of the company's manufacturing facilities in Reynosa, Mexico to an affiliate of LGE as of January 1, 2000, as part of the prepackaged plan of reorganization ($0.5 million).

   A summary of the restructuring charges recorded for the first three months of 2001 is as follows (in millions):

                                             Three Months Ended
                                               March 31, 2001
                             Restructuring ---------------------- Restructuring
                              Reserve at   Restructuring   Cash    Reserve at
                             Dec. 31, 2000    Charges    Payments Mar. 31, 2001
                             ------------- ------------- -------- -------------
   Severance and other
    employee costs..........     $ 6.8         $--        $(1.1)      $5.7
   Plant closure and
    business exit costs.....       4.0          --         (0.4)       3.6
   Professional fees........       0.2          0.2        (0.3)       0.1
                                 -----         ----       -----       ----
       Total restructuring..     $11.0         $0.2       $(1.8)      $9.4
                                 =====         ====       =====       ====

   The $9.4 million reserve appears, at this time, to be adequate to cover the remaining costs of the restructuring activity identified at March 31, 2001.

   In addition, as of March 31, 2001 and December 31, 2000, the company has reserves for asset impairment of $46.7 million and $47.0 million, respectively, which were provided for in 1997 and 1998 and are primarily included in fixed assets.

Note Five--Other Operating (Income), Net

   Other operating (income), net consisted of the following (in millions):

                                                                 Three Months
                                                                     Ended
                                                               -----------------
                                                               Mar. 31, Mar. 31,
                                                                 2001     2000
                                                               -------- --------
   Royalty income--tuner system patents.......................  $ (8.6)  $(5.5)
   Royalty income--other......................................    (0.2)   (0.7)
   Bank fees..................................................     0.6     0.8
   Engineering and research services provided to LGE..........    (1.7)    --
   Gain related to transfer of extended warranty business.....    (2.1)    --
   Other......................................................    (0.8)   (0.7)
                                                                ------   -----
       Total other operating (income), net....................  $(12.8)  $(6.1)
                                                                ======   =====

   The gain related to the transfer of the extended warranty business to a third party insurance carrier resulted principally from the recognition of previously deferred revenue.

Note Six--Inventories

   Inventories consisted of the following (in millions):

                                                      Mar. 31, Dec. 31, Mar. 31,
                                                        2001     2000     2000
                                                      -------- -------- --------
   Raw materials and work-in-process.................  $ --     $ --     $12.7
   Finished goods....................................   22.4     31.9     64.4
                                                       -----    -----    -----
       Total inventories.............................  $22.4    $31.9    $77.1
                                                       =====    =====    =====

Note Seven--Short-term Debt and Credit Arrangements; Long-term Debt

   On November 9, 1999, on the company's exit from bankruptcy proceedings, Citicorp terminated the debtor-in-possession financing facility, which it had provided. Also, on November 9, 1999, the company entered into a senior bank credit agreement with Citicorp North America, Inc. that provided for a three-year $150.0 million senior credit facility subject to borrowing base restrictions. The facility is secured by substantially all of the company's assets and is subject to other terms and conditions. Borrowings bear interest based on specified margins in a range of 1.5 percent to 3.0 percent above LIBOR or the prime rate depending on the company's compliance with certain financial covenants. The Citicorp senior bank facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates. In the fourth quarter of 2000, the company reduced the commitment available under the senior credit facility to $80.0 million as a result of the company's projected borrowing base and cash flow requirements. As of March 31, 2001 and December 31, 2000, no borrowings were outstanding under this facility.

   In December 2000, the company's senior credit facility with Citicorp was amended to waive certain financial covenants and to revise other covenants in response to the company's business plan to exit substantial portions of its analog business in favor of digital products. The amendment also allowed the company to enter into certain short-term credit facilities, which were guaranteed by LGE.

   In December 2000, the company obtained a $10.0 million short-term uncommitted credit facility from Bank One, which was secured by a guarantee issued by LGE. In March 2001, the company obtained a $20.0 million short-term uncommitted credit facility from Bank of America, which was also secured by a guarantee issued by LGE. No amounts were outstanding under these facilities as of March 31, 2001 and December 31, 2000.

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

   As part of the company's prepackaged plan of reorganization, LGE received the $126.2 million LGE restructured senior note as settlement of certain LGE claims. This note originally provided for interest to be accrued at LIBOR plus
6.5 percent per annum, with interest added to the principal amount of the note if certain financial ratios were not met. As of August 1, 2000, the LGE restructured senior note was amended to reduce the interest rate on borrowings to LIBOR plus 3.0 percent per annum, more closely reflecting the interest rate paid on the Citibank debt discussed above. Further, the terms determining cash payment of the interest accrued were amended to provide for payment or addition to principal once per year versus quarterly. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions.

   The $60.0 million LGE credit support facility contains covenants, which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility originally provided for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology. In June 2000, the LGE credit support facility was amended to reduce the interest rate on borrowings to LIBOR plus 3.0 percent per annum.

   As a result of the amendment, in December 2000, to the Citicorp senior credit facility, the LGE restructured senior notes and the LGE $60.0 million credit facility were also amended so that the financial covenants reflected the terms of the amended Citicorp facility.

   The company remains in compliance with all financial covenants of all outstanding debt issues as of March 31, 2001.

Note Eight--Related Party

   As a result of the company's prepackaged bankruptcy proceeding in November 1999, the company became a wholly owned subsidiary of LGE. In November 1995, LGE and an affiliate of LGE purchased a majority of the shares of the company pursuant to a combined tender offer and purchase of newly issued shares of common stock from the company.

   LGE is a leading international brand-name manufacturer of five main groups of products: televisions; audio and video equipment; home appliances; computers and office automation equipment; and other products, including video displays, telecommunication products and components, and magnetic media. The following represent the most significant transactions between the company and LGE during the three-month periods ended March 31, 2001 and March 31, 2000.

   Product purchases: In the ordinary course of business, the company purchases televisions, VCRs, television-VCR combinations and components from LGE and its affiliates. Effective January 1, 2000, the company transferred its Reynosa, Mexico facilities to an affiliate of LGE as part of the company's operational restructuring and prepackaged plan of reorganization, resulting in significantly increased purchases from LGE. The company paid LGE $31.7 million and $76.3 million for such purchases during the three-month periods ended March 31, 2001 and March 31, 2000, respectively.

   Product and other sales: In 2000, the company sold televisions, and prior to 2000, also picture tubes, yokes and other manufactured subassemblies to LGE and its affiliates. Sales by the company to LGE and its affiliates were $0.5 million and $0.9 million during the three-month periods ended March 31, 2001 and March 31, 2000, respectively.

   Subsidiaries of LGE distribute products for the company in Canada and Mexico. During the three months ended March 31, 2001 and March 31, 2000, the company's sales to the LGE Canadian subsidiary were $0.2 million and $0.4 million, respectively. In the three months ended March 31, 2001, the company's sales to a United States affiliate of LGE, which subsequently shipped the merchandise to an LGE subsidiary in Mexico, were $0.3 million. During the three months ended March 31, 2000, the company's sales to the LGE Mexican subsidiary were $0.5 million. These amounts are included in the sales by the company to LGE and its affiliates discussed above.

   Technical Agreements: In June 2000, the company and LGE entered into an agreement whereby the company would provide engineering and research services on certain projects for LGE. These services are billed quarterly to LGE at a rate fully covering the company's direct and indirect costs. The amount earned in the first quarter of 2001 was $1.7 million and is included in other operating income, net.

   Service Assistance: On May 1, 2000, the company began outsourcing to an affiliate of LGE repair services and parts for warranty work for the company's products. Payments for such services were $3.0 million in the three months ended March 31, 2001.

   Other Items: During 2000, LGE agreed to support advertising costs incurred by the company on behalf of LGE. In the three months ended March 31, 2001, LGE provided $2.7 million for such costs. No similar advertising support occurred in the first quarter of 2000.

   Included in the financial statements are $7.9 million and $2.3 million of related party receivables from LGE and its affiliates as of March 31, 2001 and March 31, 2000, respectively.

   Accounts payable with related party included $16.3 million and $31.2 million to LGE and its affiliates as of March 31, 2001 and March 31, 2000, respectively. As discussed above, effective January 1, 2000, the company transferred its Reynosa, Mexico facilities to an affiliate of LGE. As a result, LGE is now the major supplier to the company.

   The March 31, 2001 account payable balance with related party includes $1.4 million, which was recorded as a contingent liability to an affiliate of LGE. The affiliate purchased raw materials based on purchase orders from the company, but as a result of the change from analog to digital products, this inventory may be excessive.

   See Note Seven for discussion of the LGE Restructured Senior Note and the LGE Credit Support Facility.

Note Nine--Segment and Geographic Data

   The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--prior to August 8, 2000, was composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designed, developed and marketed digital set-top boxes, which were sold primarily to satellite systems operators, telecommunications companies and other commercial users. Effective August 8, 2000, the Network Systems Division was sold. See Note Two.

Note Ten--New Accounting Standards

   In April 2001, the financial Accounting Standards Board's Emerging Issues Task Force reached a consensus on Issue No. 25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which addresses the classification of payments to retailers and which is required effective with the first quarter of 2002. The consensus requires that payments to retailers for arrangements such as slotting fees, cooperative advertising, buy downs, etc. be recorded as reductions of revenue rather than selling, general and administrative expenses in the statement of operations. The company's historical accounting policy has been to report such costs as a reduction of sales.

Note Eleven--Subsequent Event

   On May 9, 2001 the company entered into an agreement in principle to sell its Accessories business to Gemini Industries, Inc. Under the agreement, Gemini Industries, Inc. will acquire certain assets of the Accessories business and enter into an exclusive long-term agreement to license the company brand for accessories products sold in North America and other territories.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   In the fourth quarter of 2000, the company announced and set into motion a plan to change the distribution and product strategy and reorganize the operations of the business. In the first quarter of 2001, the company began to change its distribution channels, relying increasingly on distributors to sell to most small accounts. Beginning late in the second quarter and in the third quarter of 2001, the company will phase out substantial portions of its analog consumer electronics business and focus on becoming a distributor of digital televisions to the consumer market. The company will continue to sell a limited number of analog television models to the commercial market, which consists generally of hospitality and educational customers.

   The company's first quarter net loss from continuing operations, excluding restructuring charges and income related to the transfer of the company's extended warranty business (in 2001) was $8.4 million in 2001 compared to $19.7 million in 2000. Including $0.2 million of restructuring charges and ($2.1) million, net included in other operating (income), net related to the transfer of the extended warranty business, the company reported a 2001 first quarter net loss from continuing operations of $6.5 million. In the 2000 first quarter, including $2.6 million of restructuring charges, the company reported a net loss from continuing operations of $22.3 million.

   During the three months ended March 31, 2001, the restructuring charges included continuing legal and professional fees related to the reorganization and digital transition.

   During the three months ended March 31, 2000, the restructuring charges included (i) professional fees relating to disposal of assets in connection with the company's conversion from a manufacturer to a sales, marketing and research and development company, the appeal of the confirmation of the company's prepackaged plan of reorganization and post-closing matters for assets sold in prior periods ($2.1 million) and (ii) severance payments in connection with the transfer of the company's manufacturing facilities in Reynosa, Mexico to an affiliate of LGE as of January 1, 2000, as part of the prepackaged plan of reorganization ($0.5 million).

   The company's core business--the development and distribution of a broad range of products for the delivery of video entertainment--was earlier composed of two major product segments--Consumer Electronics, which includes the design, development and marketing of video products along with parts and accessories for such products, and Network Systems, which designed, developed and marketed digital set-top boxes, which were sold primarily to satellite systems operators, telecommunications companies and other commercial users. On August 8, 2000, the company sold substantially all of the assets of its Network Systems Division to a subsidiary of Motorola, Inc. This discontinued segment has been segregated and the condensed consolidated statements of operations have been restated. The following discussion of results of operations covers only the continuing operations of the company in its single Consumer Electronics segment.

   The analog color television market remains extremely competitive. Price competition may continue to adversely affect the company's performance but will have less impact as the company's principal operations are transformed from analog to digital product. However, as a result of this decision, sales in the first quarter were, and in the remainder of 2001, are projected to be significantly lower than in 2000. The additional revenue generated by sales of digital products to new customers will not offset the loss of revenue from the phase out of a majority of the company's current products and customers. In addition, there can be no assurance as to the success of these new products, which will be more costly than the company's current products and will also be impacted by competitors' similar products. First Quarter availability of the new product was delayed and below expectations, though with only minimal impact upon results.

   First quarter sales were $64.7 million in 2001, down forty-five percent from $117.6 million in the first quarter of 2000. This decrease was the result of (i) the company's strategy of exiting product, customer and channel business that was not providing acceptable profit margins; (ii) the elimination of certain international and OEM sales following the company's cessation of manufacturing activity; and (iii) the transfer of the company's Parts and Service operations to an affiliate of LGE on November 1, 2000.

   The company's 2001 first quarter gross margin was $4.6 million compared to $4.7 million in the prior year. On a percentage basis, the 2001 margin of 7.1 percent was higher than the 2000 margin of 4.0 percent due to the elimination of certain unprofitable product, customer and channel business, and sales through distributors and remaining major customers provided a higher gross margin.

   Selling, general and administrative expenses were $15.7 million in the first quarter of 2001 (24.3 percent of net sales), compared with $21.5 million (18.3 percent of net sales) in the previous year. Expenses for 2001 benefited from the company's continuing efforts to reduce expenses and downsize staffing. However, as a percentage of net sales, 2001 costs were higher than 2000 because revenue decreased more than the reduction of costs. Engineering and research expenses were reduced to $2.7 million in the first quarter of 2001 from $3.0 million in the first quarter of 2000. As a percentage of net sales, these costs were 4.2 percent in 2001 and 2.6 percent in 2000 as revenue decreased more than costs.

   Other operating (income), net was $(12.8) million for the first quarter of 2001 and ($6.1) million for the first quarter of 2000. Other operating (income) in the first quarter of 2001 and 2000 includes ($8.6) million and ($5.5) million, respectively, of accrued royalty income from manufacturers of television sets and VCRs who have taken licenses under some of the company's U.S. tuner system patents. The first quarter of 2001 also includes other operating (income) of $(1.7) million for engineering and research services provided to LGE and ($2.1) million, net related to the transfer of the company's extended warranty business to a third party.

   Interest expense was $5.7 million in the first quarter of 2001, compared with $6.1 million in the comparable period of the previous year. The change resulted primarily from lower interest rates in 2001 due to LGE lowering the interest rate on its loans to the company from LIBOR plus 6.5 percent per annum to LIBOR plus 3.0 percent per annum. The decrease more than offset an increase in debt outstanding during the first three months of 2001 when compared to the same period in 2000.

Results of Discontinued Operations

   Net sales for the Network Systems Division were $22.8 million for the three months ended March 31, 2000 and pretax and net income was $1.5 million for such period. No activity was recorded for the Network Systems Division in the first quarter of 2001.

Liquidity and Capital Resources

   Because the Network Systems Division's net assets sold were primarily inventory and property, plant and equipment, the condensed consolidated balance sheets and condensed consolidated statements of cash flows have not been restated. The following discussion of liquidity and capital resources includes the Network Systems Division.

   During the three months ended March 31, 2001, $16.6 million of cash was provided by operating activities as a result of $21.5 million of cash provided by the change in current accounts, partially offset by a $5.7 million loss from operations (excluding depreciation). The former was principally composed of a $36.2 million decrease in receivables (including a $2.1 million increase in allowance for doubtful accounts) and a $9.5 million decrease in inventories, partially offset by a $23.9 million decrease in accounts payable and accrued expenses. The decrease in receivables was related to significantly lower net sales in the first quarter of 2001 when compared to the fourth quarter of 2000. Inventories decreased as a result of the planned reduction in analog products in anticipation of the conversion to digital product sales. The decrease in accounts payable and accrued expenses was related to less purchases and reductions in accrual balances in the first quarter of 2001.

   During the three months ended March 31, 2001, financing activities used $0.7 million of cash, primarily to reduce the balance outstanding on the LGE restructured senior note by $0.9 million.

   As of March 31, 2001, the company had $239.0 million of interest-bearing obligations which consisted of (i) $50.0 million of 8.19 percent senior debentures due 2009 ($40.0 million amortized balance); (iii) $129.0 million outstanding under the LGE restructured senior note; and (iii) $60.0 million borrowed from LGE under the credit support facility.

   On November 9, 1999, on the company's exit from bankruptcy proceedings, Citicorp terminated the debtor-in-possession financing facility, which it had provided. Also, on November 9, 1999, the company entered into a senior bank credit agreement with Citicorp North America, Inc. that provided for a three-year $150.0 million senior credit facility subject to borrowing base restrictions. The facility is secured by substantially all of the company's assets and is subject to other terms and conditions. Borrowings bear interest based on specified margins in a range of 1.5 percent to 3.0 percent above LIBOR or the prime rate depending on the company's compliance with certain financial covenants. The Citicorp senior bank facility contains covenants which, among other things, restrict the ability of the company and its subsidiaries to incur indebtedness, issue guarantees, incur liens, declare dividends or pay management or consulting fees to affiliates, make loans and investments and engage in transactions with affiliates. In the fourth quarter of 2000, the company reduced the commitment available under the senior credit facility to $80.0 million as a result of the company's projected borrowing base and cash flow requirements. As of March 31, 2001 and December 31, 2000, no borrowings were outstanding under this facility.

   In December 2000, the company's senior credit facility with Citicorp was amended to waive certain financial covenants and to revise other covenants in response to the company's business plan to exit substantial portions of its analog business in favor of digital products. The amendment also allowed the company to enter into certain short-term credit facilities, which were guaranteed by LGE.

   In December 2000, the company obtained a $10.0 million short-term uncommitted credit facility from Bank One, which was secured by a guarantee issued by LGE. In March 2001, the company obtained a $20.0 million short-term uncommitted credit facility from Bank of America, which was also secured by a guarantee issued by LGE. No amounts were outstanding under these facilities as of March 31, 2001 and December 31, 2000.

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

   As part of the company's prepackaged plan of reorganization, LGE received the $126.2 million LGE restructured senior note as settlement of certain LGE claims. This note originally provided for interest to be accrued at LIBOR plus
6.5 percent per annum, with interest added to the principal amount of the note if certain financial ratios were not met. As of August 1, 2000, the LGE restructured senior note was amended to reduce the interest rate on borrowings to LIBOR plus 3.0 percent per annum, more closely reflecting the interest rate paid on the Citibank debt discussed above. Further, the terms determining cash payment of the interest accrued were amended to provide for payment or addition to principal once per year versus quarterly. The note is guaranteed by each of the company's subsidiaries and is subject to other terms and conditions.

   The $60.0 million LGE credit support facility contains covenants, which mirror those in the Citicorp three-year facility. The LGE $60.0 million facility originally provided for interest on borrowings at LIBOR plus 6.5 percent per annum and is secured by a first lien on the company's VSB technology. In June 2000, the LGE credit support facility was amended to reduce the interest rate on borrowings to LIBOR plus 3.0 percent per annum.

   As a result of the amendment, in December 2000, to the Citicorp senior credit facility, the LGE restructured senior notes and the LGE $60.0 million credit facility were also amended so that the financial covenants reflected the terms of the amended Citicorp facility.

   The company remains in compliance with all financial covenants of all outstanding debt issues as of March 31, 2001.

   The company believes that, given the Citicorp senior bank credit facility, together with the LGE credit support facility and the company's projected cash generated by operations, the estimated levels of liquidity available to the company will be sufficient to permit the company to satisfy its working capital, debt service, capital expenditure and other requirements for the remainder of 2001. However, such belief is based upon various assumptions, including those underlying the successful implementation of its phase out of its analog consumer electronics business and its focus on becoming a distributor of digital electronics to the consumer market. The company is highly dependent on the continued financial support of LGE. In addition to its $60.0 million credit support, LGE is committed to provide its best efforts to improve the company's performance and to maintain the company's borrowings under the Citicorp senior bank credit facility as allowable under Korean law.

   Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   Certain statements in this Quarterly Report on Form 10-Q, such as those regarding the company's strategies, plans, objectives, liquidity and expectations are forward-looking statements that involve known and unknown risks, uncertainties and other factors which may cause the actual results of the company or of its efforts to successfully implement the phase out of its analog consumer electronics business and its focus on becoming a distributor of digital electronics to the consumer market and achieve the business plan projections and financial results of the company to be materially different from any future results expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both in the United States and other countries in which the company sells its products and from which the company obtains supplies; the effect of competition in the markets served by the company; the company's and LGE's ability to acquire or produce new digital products of cost, quantity and quality needed; LGE's ability to obtain required approvals of the Republic of Korea for additional financing, if any, that LGE may desire to extend to the company; restructuring charges and the other costs and expenses of its new business plan. Given these uncertainties, debtholders are cautioned not to place undue reliance on any forward-looking statements contained herein. The company disclaims any obligation to update such factors or forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements contained or referred to herein or to reflect future events or developments including but not limited to revenues; ability to obtain more funding from LGE; ability to purchase desired products; licensing; VSB acceptance; and litigation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the company due to adverse changes in financial rates. The company is exposed to market risk in the area of interest rates. This exposure is directly related to its senior secured notes and working capital facilities with Citibank and LGE. As of March 31, 2001, the company had $189.0 million of debt outstanding with interest at floating rates. No advances were outstanding under the Citibank facility. The company does not currently maintain any interest rate hedging arrangements. The company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

   Because the company purchases substantially all products in U.S. dollars, prices are not directly impacted by the value of the dollar in relation to other foreign currencies, including the Japanese yen and Korean won.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None.

Item 2. Changes in Securities and Use of Proceeds

   None.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

Item 5. Other Information

   None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     None

   (b) Reports on Form 8-K:

     On April 27, 2001, a Form 8-K was filed covering a Change in Registrant's Certifying Accountant. Arthur Andersen LLP was replaced as independent auditor for the Registrant on April 25, 2001. For the two most recent years ended December 31, 2000 and through April 25, 2001, there has been no disagreement between the Registrant and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Zenith Electronics Corporation
                                          (Registrant)

                                                       /s/ C. S. Oh
                                          By: _________________________________
                                                          C. S. Oh
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                                 /s/ Lawrence D. Panozzo
                                          By: _________________________________
                                                    Lawrence D. Panozzo
                                                    Corporate Controller
                                               (Principal Accounting Officer)

Date: May 15, 2001